Form 10-Q
period 1996-06-28
DAMES & MOORE INC /DE/
filed 1996-08-08
CIK 878549

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 28, 1996


                                or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________ to ______________


                  Commission File Number 1-11075


                         DAMES & MOORE, INC.
      (Exact name of registrant as specified in its charter)


            Delaware                           95-4316617
(State or other jurisdiction (I.R.S. Employer Identification No.)
of incorporation or organization)


  911 Wilshire Blvd., Suite 700, Los Angeles, California  90017
  (Address, including zip code, of principal executive offices)


                         (213) 683-1560
       (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No


     As of August 1, 1996, 21,882,248 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

                  Part I.  Financial Information

Item 1.  Financial Statements

                          DAMES & MOORE
     Condensed Consolidated Statements of Financial Position
        (In thousands, except share and per share amounts)
                           (unaudited)
                              Assets
                                                    June 28,     March 29,
                                                     1996          1996
Current:
 Cash and cash equivalents                         $ 31,138      $ 55,351
 Marketable securities                                2,189        14,936
 Accounts receivable, clients:
   Billed, net of allowance for doubtful
     accounts of: $2,515 and $1,886                 109,400        84,616
   Billed contract retentions                         8,160         7,295
   Unbilled                                          45,603        43,813
                                                    163,163       135,724

 Prepaid expenses and other assets                    9,395        10,180

    Total current assets                            205,885       216,191

Property and equipment, net                          18,807        14,871
Intangibles of acquired businesses                  103,490        84,294
Equity investments and other assets                   8,139         1,923

                                                   $336,321      $317,279

                Liabilities and Shareholders' Equity
Current:
 Notes payable                                     $    430      $      -
 Accounts payable, trade                             26,821        20,162
 Accrued payroll and employee benefits               28,389        26,733
 Current income taxes payable                         4,901         2,800
 Accrued expenses and other liabilities              23,495        20,682

    Total current liabilities                        84,036        70,377
Commitments and contingencies
Long-term debt                                       75,000        75,000
Other long-term liabilities                           4,122         3,955

Shareholders' equity:
 Preferred stock, $0.01 par value,
   shares authorized: 1,000,000
   shares issued: none                                    -            -
 Common stock and capital in excess of $0.01
   par value, shares authorized: 27,000,000
   shares issued:  22,724,000 and 22,686,000        107,224       106,804
 Retained earnings                                   76,129        75,295
 Treasury stock, 837,160 and 1,150,000               (9,811)      (13,859)
 Deferred compensation                                 (379)         (293)

   Total shareholders' equity                        173,163       167,947

                                                    $336,321      $317,279

   See accompanying notes to condensed consolidated financial statements.

                          DAMES & MOORE
          Condensed Consolidated Statements of Earnings
             (In thousands, except per share amounts)
                           (unaudited)




                                                     Three Months Ended
                                                   June 28,      June 30,
                                                     1996          1995
Gross revenues                                     $154,839      $141,856
  Direct costs of outside services                   46,723        41,202

   Net revenues                                     108,116       100,654


Operating expenses:
 Salaries and related costs                          75,528        70,010
 General expenses                                    20,535        18,883
 Depreciation                                         1,809         1,354
 Amortization of goodwill                               899           799
                                                     98,771        91,046

Earnings from operations                              9,345         9,608

 Investment and other income                            677           865
 Interest expense                                    (1,460)         (752)

Earnings before income taxes                          8,562         9,721
 Income taxes                                         3,582         3,994

Net earnings                                       $  4,980      $  5,727


Earnings per share                                 $   0.23      $   0.25

Cash dividends declared per share                  $   0.03      $   0.03

Weighted average number of shares                    21,597        22,681

   See accompanying notes to condensed consolidated financial statements.

                          DAMES & MOORE
         Condensed Consolidated Statements of Cash Flows
                          (In thousands)
                           (unaudited)
                                                       Three Months Ended
                                                      June 28,    June 30,
                                                        1996        1995
Cash flows from operating activities:

 Net earnings                                         $ 4,980     $ 5,727
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                      2,762       2,217
     Unrealized (gain) loss on marketable securities       18        (598)
     Earnings of equity investments                      (135)          -
     Deferred income taxes                                (36)        198
     Change in assets and liabilities, net of
       effects of purchases of businesses:
         Marketable securities                         12,729       1,380
         Accounts receivable                          (15,135)    (11,684)
         Prepaid expenses and other assets              1,238         274
         Income tax refunds                               640           -
         Accounts payable and accrued expenses          1,870       7,362

Net cash provided by operating activities               8,931       4,876

Cash flows from investing activities:
 Purchases of businesses, net of cash acquired        (18,740)    (37,532)
 Purchase of property and equipment                    (1,983)     (1,172)
 Equity investments and other assets, net              (6,033)         60

Net cash used in investing activities                 (26,756)    (38,644)

Cash flows from financing activities:
 Net change in short-term debt                           (655)      9,069
 Proceeds from issuance of debt                             -      25,575
 Issuance of common stock                                 280         720
 Restricted stock repurchased                               -         (36)
 Treasury stock issued                                     60           -
 Treasury stock purchased                              (5,416)          -
 Dividends paid                                          (657)       (681)

Net cash provided by (used in) financing activities    (6,388)     34,647

Net increase (decrease) in cash and cash equivalents  (24,213)        879
Cash and cash equivalents, beginning of period         55,351      13,300

Cash and cash equivalents, end of period              $31,138     $14,179

Supplemental disclosures of cash flow information:
 Interest paid                                        $   164     $   275
 Income tax paid                                          899       1,606
Non cash investing activities - business acquisitions   5,915           -

   See accompanying notes to condensed consolidated financial statements.

                          DAMES & MOORE
        Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation:

        The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1996 annual report to shareholders. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company as of June 28, 1996 and June 30, 1995. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1997 presentation.

        The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

        Fiscal Year:

        The Company uses a 52-53 week fiscal year ending the last Friday in March. The three-month periods ended June 28, 1996 and June 30, 1995 were each comprised of 13 weeks.

Note 2 - Credit Facilities:

        The Company recently amended its existing revolving lines of credit with a number of banks. The Company has available $70,300,000 for borrowing in U.S. dollars, offshore foreign currencies or foreign domestic currencies and for the issuance of letters of credit and purchase of foreign currency exchange contracts. The lines of credit mature as follows: $14,500,000 in November 1996, $5,800,000 in February 1998, and $50,000,000 in January 1999. Interest rates are charged under several pricing options, including the bank's reference rates or alternative variable rates, at the Company's option. These lines involve no compensating balance requirements or material commitment fee arrangements. The agreements contain limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as covenants as to minimum ratios and balances as to net worth, fixed charge coverage, leverage ratio, asset coverage and net funded debt to earnings, as defined; such requirements were satisfied as of June 28, 1996. As of June 28, 1996, the Company has standby letters of credit under these lines totalling $15,073,000, principally for project performance, advance payment guarantees and the Company's domestic insurance program; and $586,000 for guarantees of officer loans.

Note 3 - Shareholders' Equity:

        The Company declared a quarterly cash dividend of $0.03 per share of common stock, totaling $656,600, during the first quarter of 1997, and issued 37,700 shares of Restricted Stock under its amended and restated 1991 Long-Term Incentive Plan.

        The Board of Directors has authorized the Company to repurchase up to 2,000,000 shares of its common stock. The Company has repurchased 1,642,500 shares through June 28, 1996 and reissued 805,340 shares.

                  Part I.  Financial Information



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Acquisitions

During the first quarter of fiscal 1997, the Company acquired two companies. DecisionQuest, Inc., is a company specializing in litigation support for corporate clients. Services include trial strategy consulting, development of case themes, juror analysis and selection, preparation of demonstrative trial graphics, and witness preparation. BRW Group, Inc. provides project planning, design and construction phase services for transportation and infrastructure projects.

All acquisitions are accounted for as purchases; accordingly, the purchase prices in excess of net assets acquired were recognized and are being amortized over periods up to 40 years. The operating results of the acquisitions have been included in the Company's consolidated financial statements from the date of each acquisition.

Results of Operations

First Quarter 1997 Compared with First Quarter 1996

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first quarter for both Fiscal Year 1997 and 1996 were comprised of 13 weeks.

                                  1997            Increase            1996
Net Revenues                   $108,116,000         7.41%         $100,654,000

The 7.41% increase in net revenues in the first quarter of 1997 as compared to the first quarter of 1996 was primarily a result of the Company's new acquisitions, which contributed $6,672,000 for the quarter, representing a 6.63% increase from the prior year's first quarter. The remaining increase of $789,000, or .78%, represents growth in the Company's ongoing businesses.

                                  1997            Increase            1996
Salaries and Related Costs     $75,528,000          7.88%         $70,010,000

Of the 7.88% increase in salaries and related costs in the first quarter of 1997, the acquisitions accounted for $3,877,000, or 5.54%, with the remaining increase attributable to annual salary raises granted at the beginning of the Company's 1997 fiscal year. Salaries and related costs represent 69.9% and 69.6% of net revenues for the first quarter of 1997 and 1996, respectively.

                                  1997            Increase            1996
General Expenses               $20,535,000          8.75%         $18,883,000

The majority of the increase, $1,589,000 or 8.42%, is attributable to the new acquisitions. Savings were realized in insurance costs but offset by one-time costs for an image program and consultant fees. As a percentage of net revenues, general expenses represent 19% and 18.8% of net revenues for the first quarter of 1997 and 1996, respectively.

                                  1997            Increase            1996
Depreciation                   $1,809,000           33.62%        $1,354,000

New acquisitions were responsible for $162,000, or 11.9%, of the increase in depreciation and the balance of the increase in depreciation was attributable to new purchases of property and equipment for previously acquired companies and the core business. Depreciation represents 1.7% and 1.4% of net revenues for the first quarter of 1997 and 1996, respectively.

                                1997              Increase          1996
Amortization of Goodwill       $899,000             12.48%        $799,000

Amortization of goodwill increased due to the Company's acquisitions. Completion of future acquisitions will continue this trend.

                                1997               Decrease           1996
Earnings from Operations       $9,345,000           (2.75%)       $9,608,000

The Company's operating margin as a percentage of net revenues was 8.6% and 9.6% for the first quarter of 1997 and 1996, respectively. Higher margins from the new acquisitions were offset by several administrative charges related to acquisition closings, relocation costs for senior management personnel, consultant expenses and costs associated with the Company's new image program.

                                 1997               Decrease        1996
Investment and Other Income    $677,000             (21.64%)      $865,000

The decline in investment and other income is a result of the Company's liquidating the captive insurance subsidiary's equity portfolio in April and May, and investing in less volatile but lower yielding instruments.

<CAPTION >
                                 1997              Increase         1996
Interest Expense               $1,460,000           94.16%        $752,000

Funding of acquisitions and related business ventures has been financed with long-term financing. Consequently, interest expense has and will continue to increase. See "Liquidity and Capital Resources."

                                 1997               Decrease          1996
Income Taxes                   $3,582,000           (10.33%)      $3,994,000

Income taxes as a percentage of earnings before income taxes was 41.8% and 41.1% for the first quarter of 1997 and 1996, respectively.

                                 1997               Decrease          1996
Net Earnings                   $4,980,000           (13.04%)      $5,727,000

Net earnings as a percentage of net revenues were 4.6% and 5.7% for the first quarter of 1997 and 1996, respectively. The decrease is a result of the administrative charges previously mentioned, interest costs and reduced income from our captive insurance subsidiary investment portfolio.


Liquidity and Capital Resources

The Company's working capital of $121,849,000 at June 28, 1996 has declined from $145,814,000 at March 29, 1996. Cash and cash equivalents total $31,138,000 at June 28, 1996, compared to $55,351,000 at March 29, 1996. The primary source of cash in the first quarter of 1997 consisted of funds from operations of $8,900,000. The primary uses of cash in the first quarter of 1997 consisted of funding acquisitions, approximately $18,700,000; equity investments in new ventures, approximately $6,000,000; and repurchase of common stock, approximately $5,400,000.

Accounts receivable increased 20% since March 29, 1996. Companies acquired in the first quarter accounted for over half of the increase and the balance related to a higher level of business activity in the last two months of the quarter.

Property and equipment increased 12% since March 29, 1996 primarily as a result of the acquisitions in the first quarter and purchases of new equipment.

On March 29, 1996, the Company closed its $100,000,000 Senior Notes credit facility, providing long-term financing to the Company. On closing, $75,000,000 of the total was funded. The remaining $25,000,000 must be drawn upon by September 30, 1996.

The Company has available separate multi-year lines of credit totaling $70,300,000. Outstanding at June 28, 1996 are: standby letters of credit totaling $15,073,000, principally for project performance, advance payment guarantees, and the Company's domestic insurance program; and $586,000 for guarantees of officer loans.

The Board of Directors has authorized the Company to repurchase up to 2,000,000 shares of its common stock. The Company has repurchased 1,642,500 shares through June 28, 1996, 492,500 of which were purchased in its first quarter. The Company will continue to purchase shares on the open market.

Subsequent to June 28, 1996 the Company acquired two small companies for approximately $3,600,000 cash plus possible future payments based on future earnings. The Company is currently evaluating other acquisitions.

While the Company anticipates continuing capital requirements to support its growth and diversification of services, and to fund acquisitions, as well as new ventures, the Company believes that cash generated from operations, funding from the Senior Notes and its available lines of credit will be sufficient to meet its requirements for the foreseeable future.

                   Part II.  Other Information



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

    (b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             DAMES & MOORE, INC.





Date: August 7, 1996         Arthur C. Darrow
                             Arthur C. Darrow
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)





Date: August 7, 1996         Robert M. Perry
                             Robert M. Perry
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)





Date: August 7, 1996         Leslie S. Puget
                             Leslie S. Puget
                             Corporate Controller
                             (Principal Accounting Officer)

                                     Exhibit Index


Exhibit
Number      Description

  27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.