Form 10-Q
period 1996-09-27
DAMES & MOORE INC /DE/
filed 1996-11-08
CIK 878549

       1                       UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                            FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 27, 1996


                                or


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

                            Yes   X     No


As of November 1, 1996, 21,800,448 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

                  Part I.  Financial Information

Item 1.  Financial Statements

                          DAMES & MOORE
     Condensed Consolidated Statements of Financial Position
        (In thousands, except share and per share amounts)
                           (unaudited)
                              Assets
                                               Sept. 27,     March 29,
                                                   1996        1996
Current:
 Cash and cash equivalents                         $ 17,715      $ 55,351
  Marketable securities and short-term investments    6,268        14,936
  Accounts receivable, clients:
   Billed, net of allowance for doubtful
     accounts of: $2,588 and $1,886                 113,806        84,616
   Billed contract retentions                         8,304         7,295
   Unbilled                                          49,213        43,813
                                                    171,323       135,724

 Prepaid expenses and other assets                   14,120        10,180

    Total current assets                            209,426       216,191

Property and equipment, net                          19,418        14,871
Intangibles of acquired businesses                  109,443        84,294
Equity investments and other assets                   8,014         1,923

                                                   $346,301      $317,279

                Liabilities and Shareholders' Equity
Current:
 Notes payable                                     $  8,328     $      -
 Accounts payable, trade                             24,388        20,162
 Accrued payroll and employee benefits               26,565        26,733
 Current income taxes payable                         2,841         2,800
 Accrued expenses and other liabilities              27,141        20,682

    Total current liabilities                        89,263        70,377

Commitments and contingencies
Long-term debt                                       75,000        75,000
Other long-term liabilities                           4,544         3,955

Shareholders' equity:
 Preferred stock, $0.01 par value,
   shares authorized: 1,000,000
   shares issued: none                                    -            -
 Common stock and capital in excess of $0.01
   par value, shares authorized: 27,000,000
   shares issued:  22,724,000 and 22,686,000        107,224       106,804
 Retained earnings                                   81,522        75,295
 Treasury stock, 923,360 and 1,150,000              (10,844)      (13,859)
 Other shareholders' equity                            (408)         (293)

   Total shareholders' equity                       177,494       167,947

                                                   $346,301      $317,279

See accompanying notes to condensed consolidated financial statements.

                          DAMES & MOORE
          Condensed Consolidated Statements of Earnings
             (In thousands, except per share amounts)
                           (unaudited)

                                      Three Months Ended     Six Months Ended
                                     Sept. 27,   Sept. 29,  Sept. 27,  Sept. 29,
                                       1996        1995       1996       1995

Gross revenues                       $163,110    $141,786   $317,948   $283,642
  Direct costs of outside services     47,737      41,294     94,460     82,496

     Net revenues                     115,373     100,492    223,488    201,146


Operating expenses:
   Salaries and related costs         80,400       70,662    155,929    140,672
   General expenses                   20,184       17,856     40,719     36,739
   Depreciation                        2,253        1,553      4,062      2,907
   Amortization of goodwill              955          853      1,853      1,652
                                     103,792       90,924    202,563    181,970

Earnings from operations              11,581        9,568     20,925     19,176

   Investment and other income           288        1,140        966      2,005
   Interest expense                   (1,434)        (709)    (2,894)    (1,461)

Earnings before income taxes          10,435        9,999     18,997     19,720
   Income taxes                        4,413        4,196      7,995      8,190

Net earnings                        $  6,022     $  5,803   $ 11,002   $ 11,530


Earnings per share                  $   0.28     $   0.26   $   0.51   $   0.51

Cash dividends declared per share   $   0.03     $   0.03   $   0.06   $   0.06

Weighted average number of shares     21,823       22,662     21,717     22,662

See accompanying notes to condensed consolidated financial statements.

                           DAMES & MOORE
         Condensed Consolidated Statements of Cash Flows
                          (In thousands)
                           (unaudited)

                                                       Six Months Ended
                                                     Sept. 27,   Sept. 29,
                                                       1996         1995

Cash Flow from operating activities:
 Net earnings                                        $ 11,002    $ 11,530
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                      6,023       4,678
     Unrealized gain on marketable securities             (16)     (1,392)
     Earnings of equity investments                      (188)        (92)
     Deferred income taxes                                237         183
     Change in assets and liabilities, net of
       effects of purchases of businesses:
         Marketable securities
           and short-term investments                   8,684       1,418
         Accounts receivable                          (20,213)    (14,516)
         Prepaid expenses and other assets             (2,845)     (4,362)
         Income tax refunds                               640           -
         Accounts payable and accrued expenses         (4,706)      5,298

Net cash (used in) provided by operating activities    (1,382)      2,745


Cash flows from investing activities:
 Purchases of businesses, net of cash acquired        (24,324)    (38,072)
 Purchases of property and equipment                   (4,585)     (3,078)
 Equity investments and other assets, net              (5,727)        (22)

Net cash (used in) investing activities               (34,636)    (41,172)

Cash flows from financing activities:
 Net change in short-term debt                          5,777      13,114
 Proceeds from issuance of debt                             -      25,780
 Issuance of common stock                                 280         720
 Restricted stock repurchased                               -         (76)
 Treasury stock issued                                     60           -
 Treasury stock purchased                              (6,449)          -
 Dividends paid                                        (1,286)     (1,362)

Net cash (used in) provided by financing activities    (1,618)     38,176


Net (decrease) in cash and cash equivalents           (37,636)       (251)
Cash and cash equivalents, beginning of period         55,351      13,300

Cash and cash equivalents, end of period             $ 17,715    $ 13,049

Supplemental disclosures of cash flow information:
 Interest paid                                       $    260    $  1,212
 Income tax paid                                        7,207       8,322
Non cash investing activities - business acquisitions   7,381         886

See accompanying notes to condensed consolidated financial statements.

                               DAMES & MOORE
            Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation:

       The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1996 annual report to shareholders. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of September 27, 1996 and March 29, 1996 and the results of operations for the six month periods ended September 27, 1996 and September 29, 1995. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1997 fiscal year presentation.

       The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

       Fiscal Year:

       The Company uses a 52-53 week fiscal year ending the last Friday in March. The six-month periods ended September 27, 1996 and September 29, 1995 were each comprised of 26 weeks.

Note 2 - Long-term Debt

       The Company amended its existing revolving lines of credit with a number of banks. The Company has available $70,300,000 for borrowing in U.S. dollars, offshore foreign currencies or foreign domestic currencies and for the issuance of letters of credit and purchase of foreign currency exchange contracts. The lines of credit mature as follows: $14,500,000 in November 1996, $5,800,000 in February 1998, and
       $50,000,000 in January 1999. Interest rates are charged under several pricing options, including the bank's reference rates or alternative variable rates, at the Company's option. These lines involve no compensating balance requirements or material commitment fee arrangements. The agreements contain limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as covenants as to minimum ratios and balances as to net worth, fixed charge coverage, leverage ratio, asset coverage and net funded debt to earnings, as defined; such requirements were satisfied as of September 27, 1996. As of September 27, 1996, under these lines, the Company had borrowings of $6,862,000, standby letters of credit totaling $17,170,000, principally for project performance, advance payment guarantees and the Company's domestic insurance program; and $527,000 for guarantees of officer loans.

       On September 30, 1996 the Company borrowed the remaining $25,000,000 available from the Senior Notes, see the Company's annual report for the year ended March 29, 1996.

                               DAMES & MOORE
            Notes to Condensed Consolidated Financial Statements


Note 3 - Shareholders' Equity:

       The Company declared quarterly cash dividends of $0.03 per share of common stock, totaling $1,285,700, during the first two quarters of fiscal 1997, and issued 37,700 shares of Restricted Stock under its amended and restated 1991 Long-Term Incentive Plan.

       The Board of Directors has authorized the Company to repurchase up to 2,500,000 shares of its common stock. The Company has repurchased 1,728,700 shares through September 27, 1996 and reissued 805,340 shares.

Note 4 - Foreign Currency Translation:

       The Company's foreign subsidiaries and branches have been using the U.S. dollar as their functional currency. The Company has determined, that due to growth and expansion in these countries, the majority of these entities have become self-contained and integrated within the countries' economic environment. Accordingly, effective August 3, 1996 the functional currencies for these entities will be their respective local currency. The monetary assets and liabilities are translated into U.S. dollars using exchange rates in effect at period end. Revenue and expenses are translated at the average rates of exchange prevailing during the period. The resulting translation adjustments are reported as a separate component of shareholders' equity.

Note 5 - Stock Repurchase Agreement:

       On November 5, 1996, the Company reached agreement in principle with Hochtief Aktiengesellschaft vorm. Gebr. Helfmann (Hochtief AG) to repurchase all of the 3,700,000 shares of Dames & Moore common stock held by the German civil engineering and construction company. The agreement is subject to certain approvals and the satisfaction of certain contingencies. The Company intends to use the acquired shares to facilitate acquisitions or may remarket them if market conditions permit.

                  Part I.  Financial Information



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following among other factors: the ability to attract and retain professional personnel; potential liability for consulting services relating to toxic and hazardous materials and the availability to insure such risks; dependence on environmental regulation; and the competitive markets in the Company's service areas.

Acquisitions

During the first quarter of fiscal 1997, the Company acquired two companies. DecisionQuest, Inc., a company specializing in litigation support for corporate clients, provides services in trial strategy consulting, development of case themes, juror analysis and selection, preparation of demonstrative trial graphics, and witness preparation. BRW Group, Inc. provides project planning, design and construction phase services for transportation and infrastructure projects.

The Company completed several smaller acquisitions during the second quarter of fiscal 1997. The Company acquired an engineering and consulting firm specializing in the design of facilities related to water reclamation and reuse, treatment and supply. In addition, the Company purchased the remaining interest in an international agricultural consulting firm, in which it previously held a non-controlling minority interest. Lastly, the Company acquired a 40% interest in a high-tech engineering firm in Britain with expertise in finding practical applications using state of the art research and technological advances. Their expertise is in designing and modeling the effects of impacts and deformations on critical structures.

All acquisitions are accounted for as purchases; accordingly, the purchase prices in excess of net assets acquired were recognized and are being amortized over periods up to 40 years. The operating results of the acquisitions have been included in the Company's consolidated financial statements from the date of each acquisition.

Results of Operations

Second Quarter 1997 Compared with Second Quarter 1996

The Company uses a 52-53 week fiscal year ending the last Friday in March. The second quarter for both fiscal year 1997 and 1996 were comprised of 13 weeks.

                                      1997          Increase         1996
Net Revenues                     $115,373,000        14.81%      $100,492,000

The 14.81% increase in net revenues in the second quarter of 1997 as compared to the second quarter of 1996 was primarily a result of the Company's new acquisitions, which contributed $13,739,000 for the quarter, representing a 13.67% increase from the prior year's second quarter. The remaining increase of $1,141,000, or 1.14%, represents growth in the Company's ongoing businesses.

                                      1997          Increase         1996
Salaries and Related Costs        $80,400,000        13.78%      $70,662,000

Of the 13.78% increase in salaries and related costs in the second quarter of 1997, the acquisitions accounted for $8,867,000, or 12.55%, with the remaining increase attributable to annual salary raises granted at the beginning of the Company's 1997 fiscal year. Salaries and related costs represent 69.7% and 70.3% of net revenues for the second quarter of 1997 and 1996, respectively.

                                      1997          Increase         1996
General Expenses                  $20,184,000        13.04%      $17,856,000

General expenses increased by $3,103,000, or 17.38%, due to the new acquisitions. This increase was reduced by savings realized in insurance costs. As a percentage of net revenues, general expenses represent 17.5% and 17.8% of net revenues for the second quarter of 1997 and 1996, respectively.

                                      1997          Increase         1996
Depreciation                       $2,253,000        45.11%       $1,553,000

New acquisitions were responsible for $415,000, or 26.7%, of the increase in depreciation and the balance of the increase in depreciation was attributable to new purchases of property and equipment for previously acquired companies and the core business. Depreciation represents 2% and 1.6% of net revenues for the second quarter of 1997 and 1996, respectively.

                                      1997          Increase         1996
Amortization of Goodwill            $955,000         11.87%        $853,000

Amortization of goodwill increased due to the Company's acquisitions. Future acquisitions will continue this trend.

                                      1997          Increase         1996
Earnings from Operations          $11,581,000         21.04%      $9,568,000

The Company's operating margin as a percentage of net revenues was 10% and 9.5% for the second quarter of 1997 and 1996, respectively.

                                      1997          Decrease         1996
Investment and Other Income         $288,000         (74.7%)      $1,140,000

The decline in investment and other income is a result of the Company's liquidation of the captive insurance subsidiary's equity portfolio and the subsequent reinvestment in less volatile but lower yielding instruments.

                                       1997         Increase         1996
Interest Expense                    $1,434,000       102.36%       $709,000

Funding of acquisitions and related business ventures has been financed with long-term debt. Consequently, interest expense has and will continue to increase. See "Liquidity and Capital Resources."

                                       1997         Increase         1996
Income Taxes                        $4,413,000        5.18%       $4,196,000

Income taxes as a percentage of earnings before income taxes was 42.3% and 42% for the second quarter of 1997 and 1996, respectively.

                                       1997         Increase         1996
Net Earnings                        $6,022,000        3.77%       $5,803,000

Net earnings as a percentage of net revenues were 5.2% and 5.8% for the second quarter of 1997 and 1996, respectively. The decrease as a percentage of net revenues is a result of interest costs and reduced income from our captive insurance subsidiary investment portfolio, offset partially by savings realized in insurance costs.

First Two Quarters 1997 Compared with First Two Quarters 1996

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first two quarters for both fiscal year 1997 and 1996 were comprised of 26 weeks.

                                       1997         Increase         1996
Net Revenues                       $223,488,000      11.11%      $201,146,000

The 11.11% increase in net revenues in the first two quarters of 1997 as compared to the first two quarters of 1996 was primarily a result of the Company's new acquisitions, which contributed $20,412,000, representing a 10.15% increase from the prior year's first two quarters. The remaining increase of $1,930,000, or .96%, represents growth in the Company's ongoing businesses.

                                       1997         Increase         1996
Salaries and Related Costs         $155,929,000      10.85%      $140,672,000

Of the 10.85% increase in salaries and related costs in the first two quarters of 1997, the acquisitions accounted for $12,744,000, or 9.06%, with the remaining increase attributable to annual salary raises granted at the beginning of the Company's 1997 fiscal year. Salaries and related costs represent 69.8% and 69.9% of net revenues for the first two quarters of 1997 and 1996, respectively.

                                       1997         Increase         1996
General Expenses                   $40,719,000       10.83%       $36,739,000

General expenses increased by $4,580,000, or 12.47%, due to the new acquisitions. Savings realized in insurance costs were further offset by one-time costs for an image program and consultant fees. As a percentage of net revenues, general expenses represent 18.2% and 18.3% of net revenues for the first two quarters of 1997 and 1996, respectively.

                                      1997          Increase         1996
Depreciation                       $4,062,000        39.76%       $2,907,000

New acquisitions were responsible for $577,000, or 19.8%, of the increase in depreciation, and the balance of the increase in depreciation was attributable to new purchases of property and equipment for previously acquired companies and the core business. Depreciation represents 1.8% and 1.4% of net revenues for the first two quarters of 1997 and 1996, respectively.

                                      1997          Increase         1996
Amortization of Goodwill           $1,853,000        12.17%       $1,652,000

Amortization of goodwill increased due to the Company's acquisitions. Future acquisitions will continue this trend.

                                      1997          Increase         1996
Earnings from Operations          $20,925,000         9.12%       $19,176,000

The Company's operating margin as a percentage of net revenues was 9.4% and 9.5% for the first two quarters of 1997 and 1996, respectively. Higher margins from the new acquisitions were offset by several administrative charges related to acquisition closings, relocation costs for senior management personnel, consultant expenses and costs associated with the Company's new image program.

                                      1997          Decrease         1996
Investment and Other Income         $966,000        (51.82%)      $2,005,000

The decline in investment and other income is a result of the Company's liquidation of the captive insurance subsidiary's equity portfolio in April and May and the subsequent reinvestment in less volatile but lower yielding instruments.

                                      1997          Increase         1996
Interest Expense                   $2,894,000        98.14%       $1,461,000

Funding of acquisitions and related business ventures has been financed with long-term debt. Consequently, interest expense has and will continue to increase. See "Liquidity and Capital Resources."

                                      1997          Decrease         1996
Income Taxes                       $7,995,000        (2.38%)      $8,190,000

Income taxes as a percentage of earnings before income taxes was 42.1% and 41.5% for the first two quarters of 1997 and 1996, respectively.

                                      1997          Decrease         1996
Net Earnings                      $11,002,000        (4.58%)     $11,530,000

Net earnings as a percentage of net revenues were 4.9% and 5.7% for the first two quarters of 1997 and 1996, respectively. The decrease is a result of the administrative charges previously mentioned, interest costs and reduced income from our captive insurance subsidiary investment portfolio, offset partially by savings realized in insurance costs.

Liquidity and Capital Resources

The Company's working capital of $120,163,000 at September 27, 1996 has declined from $145,814,000 at March 29, 1996. Cash and cash equivalents total $17,715,000 at September 27, 1996, compared to $55,351,000 at March 29, 1996. The primary source of cash in the first two quarters of 1997 consisted of borrowings of $5,777,000. The primary uses of cash in the first two quarters of 1997 consisted of funding acquisitions, approximately $24,324,000; equity investments in new ventures, approximately $6,000,000; and repurchase of common stock, approximately $6,449,000.

Accounts receivable increased 26% since March 29, 1996. Companies acquired in the first two quarters accounted for 61% of the increase, and the balance related to a higher level of business activity.

Property and equipment increased 30% since March 29, 1996 primarily as a result of the acquisitions in the first two quarters and purchases of new equipment.

On March 29, 1996, the Company completed its $100,000,000 Senior Notes credit facility, providing long-term financing to the Company. On closing, $75,000,000 of the total was funded. The remaining $25,000,000 was funded on September 30, 1996.

The Company has available separate multi-year lines of credit totaling $70,300,000. Outstanding at September 27, 1996 are: borrowings of $6,862,000; standby letters of credit totaling $17,170,000, principally for project performance, advance payment guarantees, and the Company's domestic insurance program; and $527,000 for guarantees of officer loans.

The Board of Directors has authorized the Company to repurchase up to 2,500,000 shares of its common stock. The Company has repurchased 1,728,700 shares through September 27, 1996, 86,200 of which were purchased in its second quarter. The Company may continue to purchase shares on the open market from time to time.

The Company anticipates continuing capital requirements to support its growth, diversification of services, and funding of acquisitions. The Company believes that cash generated from operations, coupled with funding from the Senior Notes and its available lines of credit will be sufficient to meet its requirements for the foreseeable future.

                    Part II.  Other Information


Item 1.  Legal Proceedings

In 1994, a developer and townhome association filed an action against the Company and two other co-defendants alleging settlement problems with the foundation of the townhomes and later a claim for sewer repairs due to insufficient slope.

A settlement in principle has been reached in this matter that would require the Company to pay $2.5 million contingent on the signing of a definitive agreement and on the Court's finding that the settlement was in good faith, so that all cross-claims by other defendants for implied indemnity would be dismissed. The Special Master appointed by the Court has stated that he would recommend that the Court issue such a finding as to the amount of the settlement. The parties are drafting the appropriate documents and expect to finalize the matter by January 31, 1997. The Company has adequately reserved the amount of this settlement.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 12, 1996. Eleven directors were elected to hold office for the coming year. The following table lists the number of votes cast for or withheld from each:

                             For                  Withheld

  Norman A. Barkeley      17,857,948               385,779
  Arthur C. Darrow        17,568,346               675,381
  George D. Leal          17,704,668               539,059
  Robert J. Lynch, Jr.    17,855,968               387,759
  Michael R. Peevey       17,771,112               472,615
  Harald Peipers          17,813,015               430,712
  Robert M. Perry         17,860,816               382,911
  James E. Seitz*         17,857,448               386,279
  John P. Trudinger       17,759,051               484,676
  Richard C. Tucker       17,788,151               455,576
  Anthony R. Moore        17,858,251               385,476

There were no abstentions or broker non-votes with respect to the election of the Company's directors.

*  Mr. Seitz has resigned as a director effective October 31, 1996.

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





                             DAMES & MOORE, INC.





Date: November 6, 1996       ARTHUR C. DARROW
                             Arthur C. Darrow
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)





Date: November 6, 1996       MARK A. SNELL
                             Mark A. Snell
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)





Date: November 6, 1996       LESLIE S. PUGET
                             Leslie S. Puget
                             Corporate Controller
                             (Principal Accounting Officer)

                           Exhibit Index



Exhibit
Number             Description

  27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.