Form 10-Q
period 1996-12-27
DAMES & MOORE INC /DE/
filed 1997-02-07
CIK 878549

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 27, 1996


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No


As of February 3, 1997, 18,101,948 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

                        Part I.  Financial Information

Item 1.  Financial Statements

                               DAMES & MOORE
          Condensed Consolidated Statements of Financial Position
             (In thousands, except share and per share amounts)
                                (unaudited)
                                   Assets
                                                    Dec. 27,      March 29,
                                                      1996          1996
Current:
 Cash and cash equivalents                         $ 22,708       $ 55,351
 Marketable securities and short-term investments     9,007         14,936
 Billed accounts receivable, net of allowance
   for doubtful accounts of: $3,060 and $1,886      112,639         84,616
 Billed contract retentions                           8,788          7,295
 Unbilled                                            51,600         43,813
                                                    173,027        135,724

 Prepaid expenses and other assets                   14,705         10,180

    Total current assets                            219,447        216,191

Property and equipment, net                          19,682         14,871
Intangibles of acquired businesses                  109,220         84,294
Equity investments and other assets                   8,249          1,923

                                                   $356,598       $317,279

                     Liabilities and Shareholders' Equity
Current:
 Notes payable                                     $ 10,382       $      -
 Accounts payable                                    26,216         20,162
 Accrued payroll and employee benefits               29,527         26,733
 Current income taxes payable                         4,495          2,800
 Accrued expenses and other liabilities              29,231         20,682

    Total current liabilities                        99,851         70,377

Commitments and contingencies
Long-term debt                                      120,000         75,000
Other long-term liabilities                           4,878          3,955

Shareholders' equity:
 Preferred stock, $0.01 par value,
   shares authorized: 1,000,000
   shares issued: none                                    -             -
 Common stock and capital in excess of $0.01
   par value, shares authorized: 27,000,000
   shares issued:  22,725,000 and 22,686,000        107,242        106,804
 Retained earnings                                   86,615         75,295
 Treasury stock, 4,623,360 and 1,150,000            (61,999)       (13,859)
 Other shareholders' equity                              11           (293)

   Total shareholders' equity                       131,869        167,947

                                                   $356,598       $317,279

See acompanying notes to condensed consolidated financial statements.

                               DAMES & MOORE
               Condensed Consolidated Statements of Earnings
                  (In thousands, except per share amounts)
                               (unaudited)
                                      Three Months Ended    Nine Months Ended
                                       Dec. 27,  Dec. 29,   Dec. 27,  Dec. 29,
                                         1996     1995       1996      1995

Gross revenues                        $168,350   $139,969  $486,299  $423,611
  Direct costs of outside services      53,641     42,129   148,101   124,625

     Net revenues                      114,709     97,840   338,198   298,986

Operating expenses:
   Salaries and related costs           78,359     68,149   234,288   208,821
   General expenses                     22,304     17,592    63,211    54,423
   Depreciation                          2,217      1,639     6,280     4,546
   Amortization of goodwill              1,029        854     2,882     2,506
                                       103,909     88,234   306,661   270,296

Earnings from operations                10,800      9,606    31,537    28,690

   Investment and other income             545        221     1,698     2,318
   Interest expense                     (2,097)      (756)   (4,990)   (2,217)

Earnings before income taxes             9,248      9,071    28,245    28,791
   Income taxes                          3,612      3,736    11,606    11,926

Net earnings                          $  5,636   $  5,335  $ 16,639  $ 16,865

Earnings per share                    $   0.28   $   0.24  $   0.78  $   0.74

Cash dividends declared per share     $   0.03   $   0.03  $   0.09  $   0.09

Weighted average number of shares       20,188     22,660    21,209    22,665

See accompanying notes to condensed consolidated financial statements.



                                DAMES & MOORE
              Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (unaudited)
                                                        Nine Months Ended
                                                       Dec. 27,    Dec. 29,
                                                         1996        1995
Cash Flow from operating activities:

 Net earnings                                         $ 16,639    $ 16,865
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                       9,325       7,217
     Unrealized gain on marketable securities              (16)     (1,497)
     Earnings of equity investments                       (164)        (90)
     Deferred income taxes                                (754)        591
     Change in assets and liabilities, net of
       effects of purchases of businesses:
         Marketable securities
           and short-term investments                    5,945       1,441
         Accounts receivable                           (21,917)     (9,801)
         Prepaid expenses and other assets              (1,967)     (2,107)
         Income tax receivables                            408           -
         Accounts payable and accrued expenses           3,315       7,313

Net cash provided by operating activities               10,814      19,932

Cash flows from investing activities:
 Purchases of businesses, net of cash acquired         (24,159)    (36,901)
 Purchases of property and equipment                    (7,067)     (4,708)
 Equity investments and other assets, net               (5,987)       (115)

Net cash (used in) investing activities                (37,213)    (41,724)

Cash flows from financing activities:
 Net change in short-term debt                           7,831       3,995
 Proceeds from issuance of debt                         45,000      26,068
 Issuance of common stock                                  298         720
 Restricted stock repurchased                                -        (156)
 Treasury stock issued                                      60           -
 Treasury stock purchased                              (57,604)          -
 Dividends paid                                         (1,829)     (2,042)

Net cash (used in) provided by financing activities     (6,244)     28,585

Net (decrease) increase in cash and cash equivalents   (32,643)      6,793
Cash and cash equivalents, beginning of period          55,351      13,300

Cash and cash equivalents, end of period              $ 22,708    $ 20,093

Supplemental disclosures of cash flow information:
 Interest paid                                        $  2,990    $  1,966
 Income tax paid                                        10,629      12,667
Non cash investing activities - business acquisitions    8,259         886

See accompanying notes to condensed consolidated financial statements.


                                 DAMES & MOORE

           Notes to Condensed Consolidated Financial Statements

Note 1-Basis of Presentation:

       The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1996 annual report to shareholders. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of December 27, 1996 and March 29, 1996; and the results of operations for the nine month periods ended December 27, 1996 and December 29, 1995. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1997 fiscal year presentation.

       The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

       Fiscal Year:

       The Company uses a 52-53 week fiscal year ending the last Friday in March. The nine month periods ended December 27, 1996 and December 29, 1995 were each comprised of 39 weeks.

Note 2-Long-term Debt:

       The Company amended its existing revolving lines of credit with a number of banks. The Company has $80,713,000 available for borrowing in U.S. dollars, offshore foreign currencies or foreign domestic currencies and for the issuance of letters of credit and purchase of foreign currency exchange contracts. The lines of credit mature as follows: $5,850,000 in February 1998, $14,863,000 in March 1998, and
       $60,000,000 in January 1999. Interest is charged under several options, including the bank's reference rates or the London Interbank Offshore Rate, (LIBOR) plus a spread, at the Company's option. The agreements contain limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as maintenance of certain financial ratios and minimum net worth requirements. Such requirements were satisfied as of December 27, 1996. As of December 27, 1996 under these lines, the Company had borrowings of $8,915,000; standby letters of credit totaling $17,517,000, principally for project performance, advance payment guarantees and the Company's domestic insurance program; and $496,000 for guarantees of officer loans.

       The Company also amended the Senior Note agreements, increasing borrowings to $120,000,000. The Senior Note agreements contain limitations on additional indebtedness, sales of assets, loans and advances, as well as minimum net worth requirements and maintenance of certain financial ratios. All such requirements were satisfied as of December 27, 1996.


                                 DAMES & MOORE
             Notes to Condensed Consolidated Financial Statements

Note 3-Shareholders' Equity:

       The Company declared quarterly cash dividends of $0.03 per share on its common stock, totaling $1,829,000, during the first three quarters of fiscal 1997, and issued 37,700 shares of Restricted Stock and 1,500 shares of unrestricted stock under its amended and restated 1991 Long-Term Incentive Plan.

       The Board of Directors has authorized the Company to repurchase up to 2,500,000 shares of its common stock on the open market. The Company has repurchased 1,728,700 shares through December 27, 1996 and reissued 805,340 shares.

       On November 19, 1996, the Company acquired all 3,700,000 shares of the Company's common stock owned by Hochtief Aktiengesellschaft vorm. Gebr. Helfmann (Hochtief AG). The Company may use the reacquired shares to facilitate acquisitions or remarket them if market conditions permit.

Note 4-Foreign Currency Translation:

       The Company's foreign subsidiaries and branches have been using the U.S. dollar as their functional currency. The Company has determined, that due to growth and expansion in these countries, the majority of these entities have become self-contained and are integrated within the countries' economic environment. Accordingly, effective during the second quarter the functional currencies for these entities will be their respective local currency. The monetary assets and liabilities are translated into U.S. dollars using exchange rates in effect at period end. Revenue and expenses are translated at the average rates of exchange prevailing during the period. The resulting translation adjustments are reported as a separate component of shareholders' equity.

                       Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

From time to time, the Company or its representatives may make forward-looking statements in this report or elsewhere relating to such matters as anticipated financial performance, including projections of revenues, expenses, earnings, liquidity, capital resources or other financial items; business plans, objectives and prospects; technological developments; and similar matters. Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 frequently are identified by the use of terms such as "expect", "believe", "estimate", "may", "should", "will" or similar expressions.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors: (a) the ability to attract and retain qualified professional personnel;(b) potential liability for consulting services relating to toxic and hazardous materials and the ability to insure such risks; (c) dependence on environmental regulation including decreased revenues that may result from a reduction in laws, regulations and programs related to environmental issues or from changes in governmental policies regarding the funding, implementation or enforcement of such laws; regulations and programs; (d) increasing competition faced by the Company in its service areas; and (e) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company.

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

The Company completed several smaller acquisitions during the second quarter of fiscal 1997. The Company acquired an engineering and consulting firm specializing in the design of facilities related to water reclamation and reuse, treatment and supply. In addition, the Company purchased the remaining interest in an international agricultural consulting firm, in which it previously held a non-controlling minority interest. Lastly, the Company acquired a 40% interest in a high-tech engineering firm in Britain with expertise in designing and modeling the effects of impacts and deformations on critical structures.

All acquisitions are accounted for as purchases; accordingly, the purchase prices in excess of net assets acquired were recognized and are being amortized over various periods not exceeding 40 years. The operating results of the acquisitions have been included in the Company's consolidated financial statements from the date of each acquisition.

Results of Operations

Third Quarter 1997 Compared with Third Quarter 1996

The Company uses a 52-53 week fiscal year ending the last Friday in March. The third quarter for both fiscal year 1997 and 1996 were comprised of 13 weeks.

                                         1997        Increase         1996
Net Revenues                         $114,709,000     17.24%      $97,840,000

The 17.24% increase in net revenues in the third quarter of 1997 as compared to the third quarter of 1996 was primarily a result of the Company's acquisitions, which contributed $13,855,000 for the quarter, representing a 14.16% increase from the prior year's third quarter. The remaining increase of $3,014,000, or 3.08%, represents growth in the Company's ongoing businesses.

                                         1997        Increase         1996
Salaries and Related Costs            $78,359,000     14.98%      $68,149,000

Of the 14.98% increase in salaries and related costs in the third quarter of 1997, the acquisitions accounted for $8,899,000, or 13.06%, with the remaining increase attributable to annual salary increases granted at the beginning of the Company's 1997 fiscal year. Salaries and related costs represent 68.3% and 69.7% of net revenues for the third quarter of 1997 and 1996, respectively.

                                           1997      Increase         1996
General Expenses                      $22,304,000     26.78%      $17,592,000

General expenses increased $3,425,000, or 19.47%, due to acquisitions. The remaining increase is attributable to an expansion of business development activities, office expansions and insurance related costs. As a percentage of net revenues, general expenses represent 19.4% and 18% of net revenues for the third quarter of 1997 and 1996, respectively.

                                           1997      Increase         1996
Depreciation                           $2,217,000     35.29%       $1,639,000

Acquisitions were responsible for $417,000, or 25.46%, of the increase in depreciation, and the balance of the increase in depreciation was attributable to new purchases of property and equipment for previously acquired companies and the core business. Depreciation represents 1.9% and 1.7% of net revenues for the third quarter of 1997 and 1996, respectively.

                                           1997      Increase         1996
Amortization of Goodwill               $1,029,000     20.53%         $854,000

Amortization of goodwill increased due to the Company's acquisitions. Future acquisitions will continue this trend.

                                         1997        Increase         1996
Earnings from Operations              $10,800,000     12.44%       $9,606,000

The Company's operating margin as a percentage of net revenues was 9.4% and 9.8% for the third quarter of 1997 and 1996, respectively.

                                           1997      Increase         1996
Investment and Other Income              $545,000     145.93%        $221,000

Investment and other income consists principally of earnings on the Company's investment portfolio which is now invested in short-term notes and bonds. The Company liquidated the majority of its more volatile equity portfolio in April and May.

                                           1997      Increase         1996
Interest Expense                       $2,097,000     177.33%        $756,000

Funding of acquisitions, stock repurchases and related business ventures has been financed in part with long-term debt. Consequently, interest expense has and will continue to increase. See "Liquidity and Capital Resources."

                                           1997      Decrease         1996
Income Taxes                           $3,612,000     (3.33%)      $3,736,000

Income taxes as a percentage of earnings before income taxes was 39.1% and 41.2% for the third quarter of 1997 and 1996, respectively. The lower effective tax rate reflects modification of the Company's provision to conform with recently filed tax returns.

                                           1997      Increase         1996
Net Earnings                           $5,636,000     5.65%        $5,335,000

Net earnings as a percentage of net revenues were 4.9% and 5.5% for the third quarter of 1997 and 1996, respectively. The decrease as a percentage of net revenues is primarily due to increased interest costs resulting from acquisitions and the repurchase of the Company's common stock.

First Three Quarters 1997 Compared with First Three Quarters 1996

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first three quarters for both fiscal year 1997 and 1996 were comprised of 39 weeks.

                                           1997      Increase         1996
Net Revenues                         $338,198,000     13.11%     $298,986,000

The 13.11% increase in net revenues in the first three quarters of 1997 as compared to the first three quarters of 1996 was primarily a result of the Company's acquisitions, which contributed $34,268,000, representing a 11.46% increase from the prior year's first three quarters. The remaining increase of $4,944,000, or 1.65%, represents growth in the Company's ongoing businesses.

                                           1997      Increase         1996
Salaries and Related Costs           $234,288,000     12.2%      $208,821,000

Of the 12.20% increase in salaries and related costs in the first three quarters of 1997, the acquisitions accounted for $21,642,000, or 10.36%, with the remaining increase attributable to annual salary increases granted at the beginning of the Company's 1997 fiscal year. Salaries and related costs represent 69.3% and 69.8% of net revenues for the first three quarters of 1997 and 1996, respectively.

                                           1997      Increase         1996
General Expenses                      $63,211,000     16.15%      $54,423,000

General expenses increased $8,005,000, or 14.71%, due to acquisitions. Expansion of business development activities, office expansions and one-time costs for an image program and consultant fees all contributed to increased costs. As a percentage of net revenues, general expenses represent 18.7% and 18.2% of net revenues for the first three quarters of 1997 and 1996, respectively.

                                           1997      Increase         1996
Depreciation                           $6,280,000     38.15%       $4,546,000

Acquisitions were responsible for $994,000, or 21.86%, of the increase in depreciation, and the balance of the increase in depreciation was attributable to new purchases of property and equipment for previously acquired companies and the core business. Depreciation represents 1.9% and 1.5% of net revenues for the first three quarters of 1997 and 1996, respectively.

                                           1997      Increase         1996
Amortization of Goodwill               $2,882,000     15.01%       $2,506,000

Amortization of goodwill increased due to the Company's acquisitions. Future acquisitions will continue this trend.

                                           1997      Increase         1996
Earnings from Operations              $31,537,000     9.92%       $28,690,000

The Company's operating margin as a percentage of net revenues was 9.3% and 9.6% for the first three quarters of 1997 and 1996, respectively. Higher margins from the acquisitions were offset by several administrative charges related to acquisition closings, relocation costs for senior management personnel, consultant expenses, expansion of business development activities and costs associated with the Company's new image program.

                                           1997      Decrease         1996
Investment and Other Income            $1,698,000     (26.72%)     $2,318,000

The decline in investment and other income is a result of the Company's liquidation of the majority of the captive insurance subsidiary's equity portfolio in April and May and the subsequent reinvestment in less volatile but lower yielding instruments.

                                           1997      Increase         1996
Interest Expense                       $4,990,000     125.15%      $2,217,000

Funding of acquisitions, stock repurchases and related business ventures has been financed in part with long-term debt. Consequently, interest expense has and will continue to increase. See "Liquidity and Capital Resources."

                                           1997      Decrease         1996
Income Taxes                          $11,606,000     (2.68%)     $11,926,000

Income taxes as a percentage of earnings before income taxes was 41.1% and 41.4% for the first three quarters of 1997 and 1996, respectively.

                                           1997      Decrease         1996
Net Earnings                          $16,639,000     (1.34%)     $16,865,000

Net earnings as a percentage of net revenues were 4.9% and 5.6% for the first three quarters of 1997 and 1996, respectively. The decrease is a result of the administrative charges previously mentioned, increased interest costs and reduced income from the Company's captive insurance subsidiary investment portfolio.

Liquidity and Capital Resources

The Company's working capital of $119,596,000 at December 27, 1996 has declined from $145,814,000 at March 29, 1996. Cash and cash equivalents total $22,708,000 at December 27, 1996, compared to $55,351,000 at March 29, 1996.
The primary source of cash in the first three quarters of 1997 consisted of borrowings of $52,831,000 and funds from operations $10,814,000. The primary uses of cash in the first three quarters of 1997 consisted of the repurchase of the Company's common shares held by Hochtief, approximately $51,158,000; funding acquisitions, approximately $24,159,000; equity investments in new ventures, approximately $6,000,000; and repurchase of common stock, approximately $6,446,000.

Accounts receivable increased 27.5% since March 29, 1996. Companies acquired in the first two quarters accounted for 51% of the increase, with the balance related to a higher level of business activity and billed contract retentions.

Property and equipment increased 32.4% since March 29, 1996, primarily as a result of the acquisitions in the first two quarters and purchases of new equipment.

For information regarding the Company's long-term debt and recent purchase of stock from Hochtief, see Notes 2 and 3 to the Company's Condensed Consolidated Financial Statements.

The Company anticipates continuing capital requirements to support its growth, diversification of services, and funding of acquisitions. The Company believes that cash generated from operations coupled with its available lines of credit will be sufficient to meet its requirements for the foreseeable future.


                        Part II.  Other Information

Item 1.  Legal Proceedings

With respect to the action against the Company filed by the developer and townhome association, refer to the Company's Form 10Q for the quarterly period ended September 27, 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 2.1 Stock Purchase Agreement dated November 5, 1996 for the purchase of shares of DM Investors, Inc., (Hochtief) (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 1-11075) filed on
              November 19, 1996.)

              Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

         (b) The Company filed a Current Report on Form 8-K dated November 19, 1996 reporting under Item 2 the acquisition of all the outstanding shares of DM Investors, Inc., (Hochtief). No financial statements were filed.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DAMES & MOORE, INC.




Date: February 5, 1997                       ARTHUR C. DARROW
                                       Arthur C. Darrow
                                       President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)




Date: February 5, 1997                       MARK A. SNELL
                                        Mark A. Snell
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)




Date: February 5, 1997                       LESLIE S. PUGET
                                         Leslie S. Puget
                                         Corporate Controller
                                         (Principal Accounting Officer)



                                 EXHIBIT INDEX

Exhibit
Number             Description

 2.1 Stock Purchase Agreement dated November 5, 1996 for the purchase of shares of DM Investors, Inc., (Hochtief) (incorporated herein by reference to Exhibit 2.1 of the Company's current report on Form 8-K (File No. 1-11075) filed on November 19, 1996).

 27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.