Form 10-K
period 1997-03-28
DAMES & MOORE INC /DE/
filed 1997-06-23
CIK 878549

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 28, 1997
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the Transition Period from _____ to _____

                           Commission File Number 1-11075

                                DAMES & MOORE, INC.
               (Exact name of registrant as specified in its charter)

            Delaware                                   95-4316617
   (State of incorporation)              (I.R.S. Employer Identification No.)

      911 Wilshire Boulevard, Suite 700                  90017
          Los Angeles, California                      (Zip Code)
(Address of principal executive offices)

                                   (213) 683-1560
                (Registrant's telephone number, including area code)
            Securities registered pursuant to Section 12(b) of the Act:


         Title of each class:        Name of each exchange on which registered:
    Common Stock, $0.01 par value              New York Stock Exchange
    Preferred Stock Purchase Rights            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the registrant's voting stock held by non-affiliates on June 6, 1997, based on the closing price on the New York Stock Exchange was $186,910,374. For this purpose, all executive officers and directors of the registrant were considered affiliates, as were all beneficial owners of more than 10% of the registrant's common stock. As of June 6, 1997, 18,041,348 shares of the registrant's common stock were outstanding.

                        Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on August 11, 1997 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 28, 1997.


                              PART I

Item 1.  Business

General

Dames & Moore, Inc. (the "Company"), a Delaware corporation, is the successor to the business of Dames & Moore, a California limited partnership, which was originally organized in 1938. This incorporation was completed on March 12, 1992, concurrent with a public offer and sale of 2,500,000 shares of its common stock. The Company's common stock has been publicly traded since that date and is currently listed on the New York Stock Exchange.

Dames & Moore, Inc. comprises a global network of companies known as the Dames & Moore Group (D&M Group). The D&M Group companies include: Dames & Moore, Inc.; Walk Haydel & Associates, Inc.; O'Brien Kreitzberg, Inc.; the BRW Group; DecisionQuest, Inc.; and Dames & Moore Ventures. These companies provide discrete as well as integrated full-service multi-disciplinary engineering, planning, integrated environmental services, program, project, and construction management, strategic business communications and litigation support as well as equity investments related to their areas of expertise.

Established in 1938, Dames & Moore has a history of successfully meeting the needs of its clients, many of whom it has served continuously for decades. The D&M Group companies and their subsidiaries have 197 offices in major cities and countries worldwide staffed by over 5,700 employees.

The D&M Group is committed to providing solutions that take advantage of the individual specialized expertise and integrated capabilities offered by the group companies, globally as well as locally. The Company serves a broad range of clients in both the private and public sectors, and over the years has worked for more than 34,000 clients. The Company seeks to develop a clientele that recognizes the value of high-quality professional services delivered in a cost-effective and timely manner.

Acquisition, Equity and Management Participation Activities

Between March 12, 1992, when the Company became publicly traded, and the close of fiscal year 1997 on March 28, 1997, the Company has acquired a number of businesses to build the core business, expand strategically, diversify our specialty engineering and consulting services and increase our participation in equity ventures. Brief descriptions of significant prior year and Fiscal Year 1997 activities are as follows:

Midwest Consulting Engineers, a Chicago-based firm specializing in transportation and municipal design engineering with 75 employees, was acquired in June 1992.

Aman Environmental Construction, (AECI) a California-based firm specializing in demolition, environmental remediation, and construction with 60 employees, was acquired in April 1993.

Bovay Northwest, Inc., a Spokane, Washington-based engineering company with municipal and civil/environmental engineering expertise with 75 employees, was acquired in December 1993.

O'Brien-Kreitzberg & Associates, a San Francisco-based company with 700 employees providing construction management, was acquired in March 1995.

Hardcastle & Richards, a 130-employee company based in Melbourne, providing design engineering and project management services throughout Australia and South-East Asia, was acquired in March 1995.

Walk, Haydel, & Associates, Inc., a 600-employee company based in New Orleans, providing project management and process/chemical engineering, was acquired in April 1995.

Hazelet + Erdal, a Midwest transportation design company with 50 employees was acquired in May 1995.

Heyward Robinson, a New Jersey engineering firm with 20 staff, was purchased in April of 1996.

DecisionQuest, a 100-employee Torrance, California based trial strategy consulting, graphics, litigation support and behavioral science services firm, was acquired in May 1996.

BRW Group, a Minneapolis based firm specializing in project planning, design and construction phase services for transportation and infrastructure projects with 450 employees, was acquired in May 1996.

HYA, a 30-employee engineering firm specializing in water reclamations and reuse, with offices in Pasadena, Rancho Bernardo, Sacramento and Phoenix, was acquired in June 1996.

In July 1996, the company completed the acquisition of the remaining 60% of AACM International, a 50 employee international agriculture and forestry consulting company in Australia.

The company acquired 40% of Reverse Engineering Ltd. in September 1996.
They are a British high-tech engineering firm with expertise in designing and modeling the effects of impacts and deformations on critical structures.

In March 1997, the company acquired the bank debt of Cleveland Wrecking Company (CWE), a demolition contractor. The company provides site demolition, decommissioning, cleanup closure and redevelopment services on a nationwide basis. It is the Company's intent to foreclose on the assets of CWC and to combine the operations of CWC with its own demolition contracting unit AECI.

Krehbiel Associates, a New York civil and municipal engineering company providing service to private and municipal clients, was acquired in April 1997.

Weintraub & Associates, a Missouri civil and structural engineering services firm was acquired in April 1997.

The company has a 50% interest in Dames & Moore/Brookhill (DMB) through its subsidiary Dames & Moore Ventures. DMB was formed to acquire environmentally impaired properties and to remediate, develop, redevelop, or reposition, and to maintain, operate and lease such properties until their disposition.

The company also has a 9.9% interest in Glencoe Insurance Ltd., a company formed to offer earthquake insurance in California.

Description of Business

Today the D & M Group brings together the resources of preeminent professional service companies and provides world-class solutions for a wide array of projects. Serving clients locally and globally, the D&M Group companies combine their resources seamlessly to meet comprehensive needs and also work independently to meet specialized needs. The experts at D & M Group bring vision and value to every stage of project development. Understanding our clients business to reach their goals, designing creative solutions, engineering results, reducing risks, managing construction, controlling costs, delivering results, and superior performance create the very best solutions for our clients. Company capabilities are described in the following paragraphs.

Service Areas

The Company provides broad-based expertise, experience and innovation through a worldwide network of offices to a wide variety of businesses and industries as well as all levels of government. Key areas of expertise include:

Engineering - agricultural, chemical, civil, coastal, earthquake, electrical, environmental, forensic, geotechnical, instrumentation, mechanical, mining, nuclear, process, structural and transportation.

Environmental and Earth Sciences - air quality, ecology, water resources, geosciences, permitting and licensing, regulatory compliance, waste management, remediation, and decommissioning.

Construction - construction management, demolition, design-build, general contracting, bidding, scheduling, cost control, and value engineering.

Specialized Consulting - architecture, economics, health and safety, information management, litigation support, planning, public involvement, risk management, presentation graphics and strategic communications.


Key Client Sectors

Business and Industry - capital projects, portfolio risk assessment, and contaminated property redevelopment.

Oil and Gas - process design and expansion, infrastructure design, and offshore platforms.

Power - utility facilities, cogeneration, and independent power producers' projects.

Manufacturing - facility design, modernization, and waste minimization.

Mining - mine layout and design, mine waste management, and mined land reclamation.

Infrastructure/Development - livable communities, water resources, and wastewater/solid waste.

Transportation - airports and mass transit, highways and bridges, and ports and harbors.

Government - program/project management, military planning and base closure, and remediation and decommissioning.

Natural Resources - agribusiness, forestry, and sustainable development.

Litigation - expert witnesses, trial strategy and graphics, and dispute resolution.

General Business

Marketing and business development activities take place through personnel assigned to each of the Company's offices. In addition to these local efforts, there are marketing activities focused on U.S. Federal government agencies, and a firmwide marketing program targeting multinational clients. These multinational clients also benefit from the Company's worldwide expertise, its breadth of services and the coordination and cross-selling activities of the D&M Group. These capabilities coupled with the Company's broad distribution of offices worldwide allow the Company to mobilize quickly and provide timely advice to clients whose sites and decision makers are located in widely dispersed geographic areas. The Company's global resources are particularly valuable when clients find it necessary to react quickly to changing economic conditions, merger or acquisition opportunities, natural or environmental crises, or pressures imposed by governmental agencies and/or the public.

The Company currently derives approximately 14% of its net revenues from work performed outside the United States. The Company is focused on expanding its clientele and business operations in Europe and the former Soviet Union, the Asia Pacific region, and Latin America. Reference is made to Note 14 of the Notes to Company's Consolidated Financial Statements, which are included in this Annual Report on Form 10-K, for additional information regarding the Company's foreign and domestic operations.

Much of the Company's business is generated either directly or indirectly as a result of Federal and state laws, regulations, and programs related to environmental issues. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material adverse effect on the Company's business. In fiscal year 1995, in the United States, regulatory enforcement weakened, and one of the key environmental laws affecting the company's business opportunities, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund") did not receive congressional reauthorization. For further information on regulatory issues, see the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in this Annual Report on Form 10-K.

Backlog

The Company estimates that, as of March 28, 1997, the backlog of future net revenues, from contracts in existence and authorized funded orders, including those of recent acquisitions, was approximately $290,000,000, substantially all of which is expected to be completed within the next twelve months. However, there can be no assurance that some of this work will not be postponed or canceled.

Competition

The Company believes that the principal competitive factors in the areas of services it offers are reputation, experience, breadth and quality of services offered, technical proficiency, proximity of offices, consulting fees and total project cost, and ability to provide clear statements of problems, alternative solutions and definitive recommendations. The Company is engaged in highly competitive markets in all of its service areas. Given the expanding demand for the types of services provided by the Company, it is likely that additional competitors will emerge. At the same time, a fair amount of consolidation is occurring in the environmental business, particularly in the United States, due to mergers. The Company believes that it will retain the ability to compete effectively with other firms that provide similar services by continuing to offer a broad range of high-quality consulting and environmental, engineering, and construction management services through its worldwide network of offices.

Market Demand Factors

Virtually everywhere, business is experiencing a drive to reduce costs and a concomitant trend to contract or outsource non-core activities. This trend is creating significant opportunities for D&M Group and is expanding the ways the Company provides value and services to our clients. Through the aggressive acquisition of quality professional services companies, D&M Group is able to provide the full spectrum of capabilities required to maximize participation in this outsourcing trend. D&M Group is participating in a growing number of alliances, extensions of staff, turnkey and venture activities.

These activities are enabling D&M Group to secure larger scale assignments and to significantly expand the business beyond traditional, fee-for-service project work. These efforts are directed at one goal: increasing value to clients and shareholders. Growing opportunities on the horizon are expected in growth markets -- including energy, manufacturing and mining, water and transportation -- as well as several emerging markets.

The quest for enhanced profitability and competitiveness is leading many companies in the energy sector to refocus their operations through a combination of major capital projects, mergers, acquisitions and divestitures as well as internal improvement. These trends are resulting in a variety of new assignments for D&M Group with opportunities in high-value oil and gas services, new options for power producers and customers resulting from privatization activities and growth in Asia where some of the largest energy, manufacturing and infrastructure projects in the world are being carried out.

Growing demand for consumer goods in many overseas markets and attractive metals prices are contributing to expanded business activities with the manufacturing and mining sectors. These sectors are investing heavily in new projects and facility improvements to lower production costs and enhance performance. D&M Group is responding to these needs and the emerging market. Many manufacturing clients have broad-based facilities and value the Company's ability to provide rapid support on a nationwide and worldwide basis. A dynamic aspect of D&M Group's business with manufacturers and other major property owners are growing demolition and property redevelopment activities. The mining sector is experiencing a resurgence in projects worldwide.

A global trend toward adopting "best practices" for meeting municipal, environmental, industrial and agricultural water needs is expanding business opportunities with these markets. D&M Group has offices in a large number of heavily industrialized areas and major population centers, as well as areas with extensive agricultural needs and important environmental resources. Proximity to clients in many locations positions the firm to respond to broad-based opportunities domestically and internationally. The market for municipal water and waste-water services encompasses a wide range of stakeholders, including municipalities, private water companies, and land developers. D&M Group provides these sectors with design/build/operate and equity participation capabilities for their projects.

Government funding for non-highway transportation projects continues to trend upward, with significant resources being directed toward mass transit, intelligent transportation systems, airport upgrades and other projects.
Many transportation agencies are extending their resources by outsourcing work. Opportunities with railroads also are increasing due to consolidation and outsourcing in the U.S. and the trend toward privatization in the international arena. D&M Group expects a greater need for services in the U.S. under the administration's proposed transportation bill, the National Economic Crossroads Transportation Efficiency Act, which is likely to be enacted this year. Business opportunities also are growing in Asia, Latin America and Australia, where transportation infrastructure is being expanded.

Diverse opportunities are seen in the areas of comprehensive services for institutional facilities relating to the development, expansion and renovation of education, health care and corrections facilities. An adjunct to the professional services offered by D&M Group is the development of advanced technologies that extend the business. Other emerging markets include unique capabilities to serve needs related to offshore platform decommissioning and the application of behavioral science capabilities to help clients factor public perceptions of possible actions into their initial planning and decision-making.

Regulation

Environmental Regulation

The Company's clients and, to a lesser extent, the Company are subject to environmental laws and regulations. These laws and regulations are directly related to the demand for many of the services offered by the Company. In addition, the laws and regulations often subject the Company to stringent regulation in the conduct of its operations. The principal environmental legislation affecting the Company and its clients are:

o     National Environmental Policy Act of 1969 ("NEPA")
o     Resource Conservation and Recovery Act of 1976 ("RCRA")
o Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund")
o     The Superfund Amendments and Reauthorization Act of 1986 ("SARA")

Although the liabilities imposed by the Superfund Act (and other environmental legislation) are more directly related to the Company's clients, they could under certain circumstances give rise to liability on the part of the Company as a result of the Company's efforts in completing client assignments that involve transportation or disposal of contaminated
samples or other hazardous materials belonging to its clients.   Liabilities
imposed by the Superfund Act can be joint and several where other parties are involved. In the opinion of management, it is unlikely that the company's activities will result in any liability under either the Superfund Act or other environmental legislation in an amount which will have a material adverse effect on the Company's results of operations or financial condition, and management is not aware of any current activity by the Company which is likely to result in any such liability.

Other Regulations

In the ordinary course of its business, the Company and members of its professional staff are subject to a variety of state, local, and foreign licensing and permit requirements. The Company believes that it is in substantial compliance with those requirements.

Potential Liability and Insurance

The Company's consulting services involve professional judgments about the nature of soil conditions and other physical conditions, including the extent to which toxic and hazardous materials are present, and about the probable effect of procedures to mitigate problems or otherwise impact those conditions. If those judgments and recommendations based upon them do not result in the anticipated consequences, losses to the Company's clients can occur for which the Company may be liable. In addition, the Company's projects often involve hazardous and highly regulated material, the improper characterization, handling, or disposal of which could constitute violations of Federal, state or local statutes, and result in criminal fines and penalties.

The Company through a wholly owned subsidiary insures the Company's risks for professional liability, workers compensation, and general and automobile claims up to certain policy limits. Claims in excess of these limits are covered by unrelated insurance carriers. Management believes its insurance coverage to be adequate for its present operations. Management has no reason to believe that adequate coverage will not continue to be available, but there can be no assurance that it will be. There also can be no assurance that the Company's liabilities will not exceed the policy limits. However, insurance has been provided without lapse for many years for limits in excess of losses sustained.

Employees

As of March 28, 1997, the company had approximately 5,700 employees worldwide. Approximately 70% perform professional or technical services, while the remaining 30% perform administrative and support services. The Company considers its relations with its employees to be excellent.

Item 2.   Properties

The Company operates entirely in leased premises. The Company leases 99 office properties in the United States and 34 office properties in foreign countries.

Item 3.   Legal Proceedings

In 1994, Haseko-JDO Associates, a developer, and Lakeshore Townhomes Community Association, a townhome association, filed an action against the Company and two other co-defendants in the San Mateo Superior Court alleging settlement problems with the foundation of townhomes. The Company recently reached agreement to settle this matter, and received a good faith determination from the court dismissing all cross-claims for implied indemnification and contribution. The developers have indicated that they do not intend to pursue any other claims against the Company. There was no earnings impact in the current year resulting from this settlement.

The Company in the ordinary course of business is a defendant in various lawsuits involving claims typically filed against engineering and consulting professionals, primarily alleging professional errors or omissions. The Company through a wholly owned subsidiary insures the Company's risks for professional liability, workers compensation, and general and automobile claims up to certain policy limits. Claims in excess of these limits are covered by unrelated insurance carriers. Management makes estimates and assumptions that affect the reported amount of liability and the disclosure of contingent liabilities. As claims develop, it is possible that the ultimate results of these claims may differ from management's estimates.
In the opinion of management, based upon information it presently possesses, the resolution of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 28, 1997.

Item S-K 401(b).   Executive Officers of the Company

Set forth below is certain information about the Company's executive officers as of June 2, 1997. Each executive officer holds office until his resignation or removal by the Board of Directors.

   Name                           Age             Position

George D. Leal                     63       Chairman of the Board

Arthur C. Darrow                   53       Chief Executive Officer, President
                                            and Director

Robert M. Perry                    65       Executive Vice President -
                                            Corporate Affairs and Director

Henry Klehn, Jr.                   60       Executive Vice President -
                                            Corporate Development

Mark A. Snell                      40       Executive Vice President and
                                            Chief Financial Officer

Leslie S. Puget                    42       Corporate Controller

Kevin J. Freeman                   47       Senior Vice President and
                                            Manager - Western North America
                                            Division

Glenn D. Martin                    47       Senior Vice President and Manager
                                            - Central U.S. and Latin America
                                            Division

Peter G. Rowley                    46       Senior Vice President and Manager -
                                            International Division

William D. Webb                    51       Senior Vice President and
                                            Manager - Eastern North America
                                            Division

Richard C. Tucker                  55       Senior Vice President and Manager -
                                            Government Services Division and
                                            Director

GEORGE D. LEAL has been employed by the Company since 1959 and has served as Chairman of the Board since 1981 and as Chief Executive Officer from 1981 through 1994. He is a director of BW/IP, Inc. Mr. Leal has bachelor's and master's degrees in civil engineering from Santa Clara University and the California Institute of Technology, respectively, and a master's degree in business administration from the University of Chicago.

ARTHUR C. DARROW has been employed by the Company since 1973. He has served as a director since 1994 and as Chief Executive Officer and President since January 1995. Between 1993 and 1994, he served as President and Chief Operating Officer; between 1991 and 1993, as Senior Vice President - Western North America Division; and between 1988 and 1991, as the Company's Western Region General Manager and Division Manager - Western North America. He has bachelor's and master's degrees in geology from the University of California-Santa Barbara.

ROBERT M. PERRY has been employed by the Company since 1955. He has served as a director since 1981, and as Executive Vice President - Corporate Affairs since 1995. Between 1978 and 1995, he served as Chief Financial Officer.
He has a bachelor's degree in civil engineering from the University of Michigan.

HENRY KLEHN, Jr. has been employed by the Company since 1960. He has served as Executive Vice President - Corporate Development since 1993. Between 1983 and 1993, he served as Chief Operating Officer and as an Executive
Vice President since 1991. He has a bachelor's degree in geological engineering and a master's degree in engineering science from the University of California-Berkeley.

MARK A. SNELL has served as Executive Vice President and Chief Financial Officer of the Company since September 1996. Prior to joining the Company, he served as Executive Director and Chief Financial Officer at the international law firm of Latham & Watkins from 1993 to 1996, and as Executive Vice President and Chief Financial Officer at World Oil Corporation from 1990 to 1993. Mr. Snell, a CPA, holds a bachelor of science degree from San Diego State University.

LESLIE S. PUGET has served as Corporate Controller of the Company since 1995. Prior to a two-year professional sabbatical, she served as Vice President of Finance for Cushman Realty Corporation from 1985 to 1993 and as Controller from 1982 to 1985. Ms. Puget, a CPA, holds a bachelor of science degree from the University of Illinois at Urbana-Champaign.

KEVIN J. FREEMAN has been employed by the Company since 1987, and has served as Senior Vice President and Manager - Western North America Division since 1993. He served as a director of the Company from 1993 to 1995. Between 1990 and 1993, he served as the Company's Northwest Region General Manager and, from 1992 to 1993 as the Department of Energy (West) Group General Manager. Prior to 1990, he managed the Northwest Geosciences Group. He has bachelor's and master's degrees in geology from Michigan State University.

GLENN D. MARTIN has been employed by the Company since 1972, and has served as Senior Vice President and Manager - Central U.S. and Latin America Division since 1994. Between 1989 and 1994, he served as the Company's Mid-Continent Region General Manager. Prior to 1989, he was the Chicago office Managing Principal-in-Charge. He has a bachelor's degree in geology from the University of Cincinnati.

PETER G. ROWLEY has been employed by the Company since 1979, and has served as Senior Vice President and Manager - International Division since 1993. Between 1990 and 1993, he served as the General Manager - Europe, Africa, and Middle East Region. Between 1988 and 1990, he was the Managing Principal-in-Charge of the Company's offices in Sydney, Melbourne and Brisbane. He has a bachelor's degree in science and a doctorate degree in chemistry from the University of New South Wales.

WILLIAM D. WEBB has been employed by the Company since 1968, and has served as Senior Vice President and Manager, Eastern North America Division since April 1996. Between April 1995 and March 1996, he served as Regional Manager - Southern California and Nevada, and between 1988 and March 1995, he served as Manager of Design and Construction Services - Western North America Division. He has a bachelor of science degree in civil engineering from the University of Missouri-Rolla.

RICHARD C. TUCKER has been employed by the Company since 1974. He has served as a director since 1992 and as Senior Vice President and Manager - Government Services Division since 1994. Between 1990 and March 1994, he served as the Company's Middle Atlantic Region and Government Services
(East) Group General Manager. Prior to 1990, he was the Washington, D.C. office Managing Principal-in-Charge. He has bachelor's and master's degrees in civil engineering from the Georgia Institute of Technology.

                                    PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's common stock is traded on the New York Stock Exchange under the symbol DM. As of June 2, 1997, the Company's common stock was held by 366 holders of record. The following table reflects the high and low sales prices and cash dividends per share for fiscal years 1997 and 1996:

                              High             Low             Dividends
        1997
         Fourth quarter       $14 3/4          $11 5/8          $0.03
         Third quarter         15 1/8           12 3/8           0.03
         Second quarter        13               10 5/8           0.03
         First quarter         12 7/8           10 7/8           0.03

        1996
         Fourth quarter       $13 1/8          $10 1/2          $0.03
         Third quarter         16               11 7/8           0.03
         Second quarter        16               12 1/4           0.03
         First quarter         13 1/8           11 1/2           0.03

The Company expects to continue its policy of paying regular quarterly cash dividends, subject to the right of the Board of Directors to change the policy depending on future earnings and financial condition of the Company, capital requirements and other factors.

On April 1, 1996, the Company issued from its treasury 5,340 shares of its common stock to its non-employee directors. A portion of the directors' fees and meeting fees, in the amount of $25,813, and cash of $33,595 was the consideration for this purchase. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were offered and sold in a transaction that did not involve a public offering.

On May 17, 1996, the Company issued from its treasury 800,000 shares of its common stock as part of the consideration for its acquisition of all of the issued and outstanding shares of BRW Group, Inc. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were offered and sold in a transaction that did not involve a public offering.

Item 6.   Selected Financial Data

The following table sets forth selected financial data for the Company (in thousands, except per share amounts):

                                             Fiscal Year Ended
                          --------------------------------------------------
                          March 28,  March 29,  March 31, March 25, March 26,
                            1997       1996       1995      1994      1993
                          ---------  ---------  --------- --------- --------

Earnings data:
  Gross revenues         $653,378    $556,763   $382,681  $370,646  $343,768
  Net revenues            455,258     397,682    268,969   253,817   251,910
  Earnings from operations 36,861      36,901     28,797    33,956    36,588
  Net earnings             18,540      22,098     17,879    21,878    23,134

Net earnings per share   $   0.91    $   0.98   $   0.79  $   0.97  $   1.03
Cash dividends per share     0.12        0.12       0.12      0.12      0.12

Weighted average number
  of shares                20,418      22,541     22,593    22,561    22,523

Financial position data:

  Current assets         $208,254    $216,191   $155,338  $154,702  $145,838
  Current liabilities      92,864      70,377     59,115    34,398    35,729
  Net working capital     115,390     145,814     96,223   120,304   110,109
  Total assets            358,282     317,279    224,627   180,119   161,401
  Long-term debt          128,542      75,000      2,336      -         -
  Shareholders' equity    131,623     167,947    161,630   144,650   125,394

Backlog:                 $290,000    $252,000   $120,100  $116,356  $112,509

Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Dollars in thousands)

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors:
(a) the ability to attract and retain qualified professional personnel; (b) potential liability for consulting services relating to toxic and hazardous materials and the ability to insure such risks; (c) dependence on environmental regulation including decreased revenues that may result from a reduction in laws, regulations and programs related to environmental issues or from changes in governmental policies regarding the funding, implementation or enforcement of such laws, regulations and programs; (d) increasing competition faced by the Company in its service areas; and (e) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company.

Acquisitions and Operations

The Company continued to implement its strategy of growth and diversification through acquisition during fiscal 1997. Two acquisitions were completed early in the fiscal year. Acquisitions completed in fiscal 1996 and in prior years were more fully integrated into the operations of the Dames & Moore Group of affiliated companies.

The most significant events affecting the comparability of fiscal 1997 results with those of the prior year were the acquisition of BRW Group (BRW) and DecisionQuest, Inc. (DQ). BRW provides project planning, design and construction-phase engineering services for transportation and infrastructure projects. DQ specializes in litigation support services for corporate clients and individuals, including strategy consulting, development of case themes, juror analysis and selection, preparation of demonstrative trial graphics, and witness preparation. These two acquisitions serve unique markets and, in combination with other group companies, will facilitate further access to both public sector and private sector markets served by the Company. In fiscal 1997, the combined revenues of BRW and DQ represented approximately 9% and other smaller acquisitions approximately 1% of the Company's total net revenues.

O'Brien Kreitzberg (OK) and Walk Haydel (WH) were acquired by the Company near the beginning of fiscal 1996, and completed their second year of operations in fiscal 1997. OK, which provides project and construction management services, experienced stable revenues but profitability was negatively impacted by overstaffing due to delayed start-up on certain major projects. In fiscal 1997, the Company initiated a restructuring which reduced OK staff levels and closed offices that are not actively involved in projects. WH, which provides process engineering and design services, took advantage of increased activity in the oil and gas, petrochemical, and pulp and paper industries, to substantially increase its revenue base and profitability. Together, OK and WH produced approximately 27% of the Company's fiscal 1997 total net revenues.

The business units of the Company, which account for the remaining 63% of fiscal 1997 revenues, provide environmental and specialized engineering services through a worldwide network of offices. These business units continued to be affected by constraints on environmental expenditures by both private sector clients and government agencies in the United States. While business volume continued at essentially the same level as in the previous two fiscal years, two trends affecting the Company's business also continued. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal 1997, including further deferral of congressional reauthorization of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund Act). The outlook for congressional action on Superfund legislation in fiscal 1998 remains unclear. A second factor was the continued modest decline in the percentage of revenues derived from U.S. Government projects. As a percentage of the Company's total business, net revenues attributable to U.S. Government projects were 13.9% in fiscal 1997, 15.9% in fiscal 1996, and 20.0% in fiscal 1995. A portion of the decline was attributable to three newly acquired companies, OK, BRW and DQ, whose U.S. Government revenues are relatively minor.

Offsetting these trends in domestic markets, the Company's international revenues grew by approximately 14% in fiscal 1997, continuing the strong growth of the previous two years. This sustained growth trend reflects increased worldwide demand for engineering and environmental services related to major capital investment projects, as well as increased opportunities in developing countries. The Company's partially owned international affiliates generally performed well. One such affiliate, an agricultural consulting group in Australia, became totally owned through the Company's acquisition of the majority owners' shareholdings. In spite of the growth in business volume, the profitability of international operations declined due to the inability to efficiently match staffing levels with project staffing needs in certain international venues. In fiscal 1997, the Company initiated a restructuring which included employee reductions to bring staff levels in line with current project requirements. The restructuring also included the closing of a small number of international offices.

As a means of diversifying its business interests while drawing upon the skills of the core business, the Company established a new subsidiary in fiscal 1997. Dames & Moore Ventures (DMV) was formed to make equity investments related to the Company's areas of expertise. One of DMV's interests is a 50% interest in Dames & Moore/Brookhill L.L.C. (DMB), which was formed with the intent of identifying environmentally distressed properties, acquiring an equity position in selected properties, undertaking on-site remediation, and developing or selling the remediated properties.
DMB acquired a portfolio of contaminated real estate consisting of 24 assets located throughout the United States. Dames & Moore expects to remediate the properties, after which they will be offered for resale. The purchase of the contaminated properties was financed through a credit facility available to DMB. The Company intends to pursue further activities of this type in fiscal 1998 and beyond. DMV's other activity was its minority equity participation in Glencoe Insurance, Ltd., a company formed to offer earthquake insurance in California. DMV revenues were insignificant in fiscal 1997.

On March 24, 1997, the Company acquired the bank debt of Cleveland Wrecking Company (CWC), a demolition contractor. It is the Company's intent to foreclose on the assets of CWC and to combine the operations of CWC with its own demolition contracting unit AECI (previously known as Aman Environmental Construction, Inc.) to provide site demolition, decommissioning, cleanup, closure and redevelopment services on a nationwide basis. In calendar year 1996, the gross revenues of CWC were approximately $50 million.

The Company believes that it has continued to position itself to address existing and emerging markets. Its continuing investment in strategic growth initiatives, combined with the complementary services offered by recently acquired companies, future acquisitions, new ventures, and limited restructuring should produce increased earnings in fiscal 1998 and the years ahead. However, the ultimate demand for the Company's services will be dependent on a continuation of economic growth, private and public sector investment, enforcement of environmental regulations, and the Company's ability to meet the competitive demands of the market for full-service engineering, environmental, construction management, and litigation support services.

Dames & Moore has a worldwide network of 197 offices located in 28 countries. The Company is staffed by over 5,700 employees.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing and presenting "basic" and "diluted" earnings per share. This statement simplifies the standards for computing earnings per share (as currently required by Accounting Principles
Board Opinion No. 15) and makes them comparable to international standards. Implementation of this statement is required for the Company's interim statements for the quarterly period ended December 26, 1997; earlier application is not permitted. No significant impact on earnings per share is expected.

Results of Operations

The Company uses a 52-53 week fiscal year ending the last Friday in March. The fiscal years were comprised of 52 weeks in 1997, 52 weeks in 1996 and 53 weeks in 1995. The following discussion of operating results does not normalize or adjust results to account for this difference unless noted.

In performing its services, the Company routinely incurs direct project costs for services subcontracted to third parties, equipment purchases for its clients and travel expenses. The Company is generally reimbursed by its clients for a handling fee plus the direct project costs. In accordance with traditional practices of the engineering and consulting industry, the Company deducts these costs from gross revenues to arrive at net revenues. The Company believes net revenues are a more accurate measure of revenues derived directly from the Company's services.

                       1997     Increase     1996     Increase     1995
Net Revenues         $455,258     14.5%    $397,682     47.9%    $268,969

The increase in net revenues in fiscal 1997 as compared to fiscal 1996 was primarily a result of acquisitions during the year, which contributed $48,219 of the increase, or 12.1%. The remaining increase of $9,357, or 2.4%, represents growth from the Company's existing lines of business.

The 47.9% increase in net revenues in fiscal 1996 as compared to fiscal 1995 was principally a result of the Company's acquisition of OK and WH, which contributed $111,380 for the year, representing a 41.4% increase from fiscal 1995. Other acquisitions increased net revenues by $16,131, or 6.0%. Adjusting fiscal 1995's net revenues to a 52-week year results in core business growth of $6,277, or 2.4%, in fiscal 1996.

                       1997     Increase     1996     Increase     1995
Salaries and
  Related Costs      $315,267      13%     $278,946     58.1%    $176,479

Salaries and related costs increased by 13% in fiscal 1997 as compared to fiscal 1996. Acquisitions accounted for $31,429 of the increase, or 11.3%. The remaining increase of $4,892, or 1.7%, consists of increased hiring in our international operations and annual salary increases, which were offset by lower profit-sharing contributions and incentive bonuses. Salaries and related costs represent 69.3% of net revenues.

Of the 58.1% increase in salaries and related costs in fiscal 1996, the acquisitions of OK and WH accounted for $85,915, or 48.7%, with $11,862, or 6.7%, from other acquisitions. The remaining increase relates to additional project hiring by the Company's construction unit and 4.0% salary raises granted at the beginning of the Company's 1996 fiscal year. Excluding the Company's acquisitions, salaries and related costs represent 67.1% of net revenues. For the acquisitions, salaries and related costs represent 76.7% of their net revenues.

                       1997     Increase     1996     Increase     1995
General Expenses     $87,754     21.3%     $72,344      25.3%    $57,729

General expenses in fiscal 1997 increased by 21.3%; of this amount $10,873, or 15%, was due to new acquisitions. Expansion of business development activities, new offices and one-time costs for an image program and consultant fees all contributed to increased costs. As a percentage of net revenues, general expenses represent 19.3% in fiscal 1997.

The increase in fiscal 1996 in general expenses is entirely attributable to the acquisitions and has been minimized by savings achieved through sharing of costs. As a percentage of net revenues, general expenses represent 18.2% in fiscal 1996, a reduction from 21.5% in fiscal 1995.

                       1997     Increase     1996     Increase     1995
Depreciation and
  Amortization        $8,832      41.2%     $6,257      28.2%     $4,881

New acquisitions were responsible for $1,455, or 23%, of the increase in depreciation and amortization in fiscal 1997. The balance of the increase is due to new purchases of office equipment, computer equipment and leasehold improvements, mostly for companies acquired in fiscal 1996 and 1995. Depreciation and amortization represents 1.9% of net revenues for fiscal 1997.

Substantially all of the increase in depreciation and amortization from fiscal 1995 to fiscal 1996 relates to acquisitions completed in fiscal 1996. Depreciation and amortization represents 1.6% of net revenues for fiscal 1996.

                       1997     Increase     1996     Increase     1995
Amortization of
   Goodwill           $3,893     20.4%     $3,234      198.6%     $1,083

Amortization of goodwill increased in both fiscal 1997 and 1996 due to the Company's acquisitions. Any future acquisitions will continue this trend.

                       1997     Decrease     1996     Increase     1995
Earnings from
   Operations        $36,861     (.11)%    $36,901      28.2%    $28,797

The Company's operating margin as a percentage of net revenues was 8.1% for fiscal 1997, 9.3% for fiscal 1996, and 10.7% for fiscal 1995. The restructuring charge to eliminate staffing that does not match project needs, closure of certain offices and losses on assets primarily in its Dames & Moore core business International Division and at OK, and the staffing imbalance that developed during the year, adversely impacted the operating margin in fiscal 1997. Other previously mentioned administrative charges also contributed to the decline. The Company's operating margin as a percentage of net revenues would have been 8.7% without the restructuring charge. The decline in operating margin for fiscal 1996 was attributable to lower margins from OK and WH.

                       1997     Decrease     1996     Increase     1995
Investment and
   Other Income       $2,014     (38.5%)    $3,274       4.8%     $3,124

The decline in investment and other income is a result of the Company's liquidation of the captive insurance subsidiary's equity portfolio during fiscal 1997 and the subsequent reinvestment in less volatile but lower yielding investments.

                       1997     Increase     1996     Increase     1995
Interest Expense     $7,386      159.7%     $2,844    1,808.0%     $149

The Company has utilized borrowings to fund acquisitions, related business ventures and purchases of treasury stock, including the 3,700,000 shares from Hochtief. Accordingly, interest expense has increased, and it is anticipated that it will continue to increase. See Liquidity and Capital Resources.

                       1997     Decrease     1996     Increase     1995
Income Taxes         $12,949     (15)%     $15,233      16.3%    $13,098

Income tax expense as a percentage of earnings before income taxes and the cumulative effect of accounting changes was 41.1% in fiscal 1997, 40.8% in fiscal 1996, and 41.2% in fiscal 1995.

                       1997     Decrease     1996     Increase     1995
Net Earnings         $18,540     (16.1)%   $22,098      23.6%    $17,879

Net earnings as a percentage of net revenues was 4.1% in fiscal 1997, 5.6% in fiscal 1996 and 6.65% in fiscal 1995. The decrease in fiscal 1997 is a result of the restructuring charge, administrative charges previously mentioned, increased interest costs and reduced income from the Company's captive insurance investment portfolio.

Liquidity and Capital Resources:

Cash and cash equivalents totaled $12,726 at March 28, 1997, compared to $55,351 at March 29, 1996. Working capital at March 28, 1997 was $115,390 as
compared to $145,814 at March 29, 1996.   The primary sources of cash in
fiscal 1997 consisted of funds from operations of $5,780 and proceeds from issuance of debt of $62,551. The primary uses of cash in fiscal 1997 consisted of acquisitions totaling $22,118, investments and other ventures of $18,630, repurchases of common stock totaling $58,675 (including $51,158 for the Hochtief shares) and capital expenditures of $9,524.

The changes in the balance sheet accounts are primarily due to the inclusion of the newly acquired companies. The increase in accounts receivable is also due to increased business activity at two of the Company's subsidiaries
and the Company's international operations.   The increase in other assets is
attributable to the classification of $5,503 of U.S. Government securities with a maturity beyond one year and a note purchased by the Company for $5.4 million due from Cleveland Wrecking.

Accrued expenses and other liabilities increased due to the accrual of interest due on the debt, the restructuring charge taken and several client advances received. Long-term liabilities reflect an increase in the Company's deferred income taxes.

For information regarding the Company's long-term debt and purchase of stock from Hochtief, see Notes 6 and 15 to the Consolidated Financial Statements.

The Company's annual plan for fiscal 1998 includes a budget for capital expenditures of approximately $9,900.

While the Company anticipates continuing capital requirements to support growth and diversification of services, fund acquisitions and new ventures, management believes that cash generated from operations and existing lines of credit will be sufficient to meet requirements for the foreseeable future.

Impact of Inflation:

The Company's operations have not been and are not expected to be materially affected by inflation or changing prices in the foreseeable future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

                                                                       Page
               Index to Consolidated Financial Statements
                   and Financial Statement Schedules

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .    19

Consolidated Statements of Financial Position as of
 March 28, 1997 and March 29, 1996 . . . . . . . . . . . . . . . . .    20

Consolidated Statements of Earnings for the Years Ended
 March 28, 1997, March 29, 1996 and March 31, 1995 . . . . . . . . .    21

Consolidated Statements of Changes in Shareholders'
 Equity for the Years Ended March 28, 1997, March 29,
 1996 and March 31, 1995 . . . . . . . . . . . . . .  . . . . . . . .   22

Consolidated Statements of Cash Flows for the Years Ended
 March 28, 1997, March 29, 1996 and March 31, 1995 . . . . . . . . .    23

Notes to Consolidated Financial Statements . . . . . . . . . . . . .    24

Supplementary Financial Information - Selected Quarterly
 Financial Data (Unaudited). . . . . . . . . . . . . . . . . . . . .    38

Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . .    44


All other schedules are omitted because they are not required, are not applicable or because the information is included in the Company's Consolidated Financial Statements or the Notes thereto.


                        INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Dames & Moore, Inc.


We have audited the consolidated financial statements of Dames & Moore, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dames & Moore, Inc. and subsidiaries as of March 28, 1997 and March 29, 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective March 26, 1994.




KPMG Peat Marwick LLP
Los Angeles, California
May 15, 1997

                                DAMES & MOORE
               Consolidated Statements of Financial Position
             (In thousands, except share and per share amounts)

                                             March 28,         March 29,
Assets                                         1997              1996
------                                       ---------         ---------
Current
  Cash and cash equivalents                 $  12,726          $  55,351
  Marketable securities                         5,984             14,936

  Billed accounts receivable, net of
     allowance for doubtful accounts
     of: 1997-$3,001 and 1996-$1,886          114,126             84,616
  Billed contract retentions                    5,095              7,295
  Unbilled                                     56,491             43,813
     Total accounts receivable                175,712            135,724

  Deferred income taxes                         4,135                  -
  Prepaid expenses and other assets             9,697             10,180
     Total current assets                     208,254            216,191

Property and equipment, net                    19,594             14,871

Goodwill of acquired business, net of
  accumulated amortization of:
  1997-$8,907 and 1996-$5,014                 109,626             84,294

Investments in affiliates                       9,270              1,394
Other assets                                   11,538                529

                                             $358,282           $317,279
Liabilities and shareholders' equity
Current:
  Current portion of long-term debt          $ 11,560           $      -
  Accounts payable                             23,021             20,162
  Accrued payroll and employee benefits        24,784             26,733
  Current income taxes payable                  3,145              2,800
  Accrued expenses and other liabilities       30,354             20,682
     Total current liabilities                 92,864             70,377

Long-term debt                                128,542             75,000
Other long-term liabilities                     5,253              3,955
Contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value,
     shares authorized: 1,000,000
     shares issued: none                            -                 -
  Common stock and capital in excess of $0.01
     par value, shares authorized: 27,000,000
     shares issued: 1997-22,726,000;
     1996-22,686,000                          107,242            106,804
  Retained earnings                            87,979             75,295
  Treasury stock: 1997-4,714,000; 1996-
     1,150,000 shares                         (63,070)           (13,859)
  Other shareholders' equity                     (528)              (293)
     Total shareholders' equity               131,623            167,947

                                             $358,282           $317,279

The accompanying notes are an integral part of the consolidated financial statements.

                                 DAMES & MOORE
                      Consolidated Statements of Earnings
                    (In thousands, except per share amounts)

                                        March 28,  March 29,   March 31,
                                          1997       1996         1995
                                        ---------  ---------   ---------
Gross revenues                           $653,378   $556,763    $382,681
Direct costs of outside services          198,120    159,081     113,712
  Net revenues                            455,258    397,682     268,969

Operating expenses:
  Salaries and related costs              315,267    278,946     176,479
  General expenses                         87,754     72,344      57,729
  Depreciation and amortization             8,832      6,257       4,881
  Amortization of goodwill                  3,893      3,234       1,083
  Restructuring costs                       2,651          -           -
                                          418,397    360,781     240,172

  Earnings from operations                 36,861     36,901      28,797

Investment and other income                 2,014      3,274       3,124
Interest expense                           (7,386)    (2,844)       (149)

  Earnings before income taxes and cumulative
     effect of accounting change           31,489     37,331      31,772

Income taxes                               12,949     15,233      13,098

  Earnings before cumulative effect of
     accounting change                     18,540     22,098      18,674

Cumulative effect of accounting change          -          -        (795)
  Net earnings                           $ 18,540   $ 22,098    $ 17,879

Earnings per share:
  Earnings before cumulative effect of
     accounting change                   $   0.91   $   0.98    $   0.83
  Cumulative effect of accounting change        -          -       (0.04)
  Net earnings                           $   0.91   $   0.98    $   0.79

Cash dividends declared per share        $   0.12   $   0.12    $   0.12

Weighted average number of shares          20,418     22,541      22,593

The accompanying notes are an integral part of the consolidated financial statements.


                                DAMES & MOORE
           Consolidated Statements of Changes in Shareholders' Equity
                                (In thousands)

                                                        Cumulative               Unrealized
                             Common Stock     Retained  Translation   Treasury    Loss on       Deferred
                            Shares   Amount   Earnings   Adjustment    Stock    Investments  Compensation
Balances at March 25, 1994  22,578  $105,381   $40,749       $   -  $      -      (1,169)      $ (311)
 Restricted shares issued to
   employees                    34       660         -           -         -           -         (220)
 Restricted shares repurchased  (4)      (80)        -           -         -           -           40
 Net earnings                    -         -    17,879           -         -           -
 Cash dividends                  -         -    (2,713)          -         -           -            -
 Change in unrealized loss       -         -         -           -         -       1,169            -
 Amortization of deferred
   compensation                  -         -         -           -         -           -          245
Balances at March 31, 1995  22,608  $105,961   $55,915           -  $      -      $    -        $(246)

 Restricted shares issued to
   employees                    90     1,080         -           -         -           -         (360)
 Restricted shares repurchased (12)     (237)        -           -         -           -           81
 Net earnings                    -         -    22,098           -         -           -                   -
 Cash dividends                  -         -    (2,718)          -         -           -            -
 Treasury stock acquired-1,150   -         -         -           -   (13,859)          -            -
 Amortization of deferred
   compensation                  -         -         -           -         -           -          232

Balances at March 29, 1996  22,686  $106,804   $75,295           -  $(13,859)     $    -        $(293)

 Restricted shares issued to
   employees                    38       420         -           -         -           -         (140)
 Exercise of stock options       2        18         -           -         -           -            -
 Net earnings                    -         -    18,540           -         -           -            -
 Cash dividends                  -         -    (2,366)          -         -           -            -
 Treasury stock acquired - 4,369 -         -         -           -   (58,675)          -            -
 Treasury stock issued - 805     -         -    (3,490)          -     9,464           -            -
 Amortization of deferred
   compensation                  -         -         -           -         -           -          218
 Foreign currency translation    -         -         -        (313)        -           -            -

Balances at March 28, 1997  22,726  $107,242   $87,979       $(313) $(63,070)     $    -        $(215)

The accompanying notes are an integral part of the consolidated financial statements.

                                   DAMES & MOORE
                       Consolidated Statements of Cash Flows
                                  (In thousands)

                                                          Fiscal Year Ended
                                            March 28,         March 29,        March 31,
                                              1997               1996            1995
Cash flows from operating activities:
   Net earnings                              $18,540           $22,098        $ 17,879
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization          12,943             9,723           6,209
       Unrealized loss (gain) on marketable
          securities                               -            (1,424)           (401)
       Earnings of equity investments            (80)              (47)           (200)
       Deferred income taxes                  (2,437)             5,461         (2,107)
       Cumulative effect of accounting change      -                 -             795
       Change in assets and liabilities net
          of effects of purchases of businesses:
       Marketable securities                    8,952              487          17,717
       Accounts receivable                    (24,297)          (4,162)         (4,640)
       Prepaid expenses and other assets        1,285           (1,578)           (624)
       Income tax receivable                      121           (1,122)              -
       Accounts payable and accrued expenses   (9,247)           2,398          11,507
Net cash provided by operating activities       5,780           31,834          46,135

Cash flows from investing activities:
  Purchases of businesses, net of cash
     acquired                                  (22,118)        (37,127)        (58,135)
  Purchases of property and equipment           (9,524)         (7,344)         (4,946)
  Investments, net                              (7,690)            204              44
  Other assets                                 (10,940)              -               -
Net cash (used in) investing activities        (50,272)        (44,267)        (63,037)
Cash flows from financing activities:
  Net repayments on current portion of
     long-term debt                                  -          (1,638)              -
  Debt issuance costs                                -            (529)              -
  Proceeds from issuance of debt                62,551         118,347           2,628
  Principal payments on debt                         -         (45,683)              -
  Issuance of common stock                         298             720             440
  Treasury stock issued                             59               -               -
  Restricted stock repurchased                       -            (156)            (40)
  Treasury stock purchased                     (58,675)        (13,859)              -
  Dividends paid                                (2,366)         (2,718)         (2,713)
Net cash provided by financing activities         1,867          54,484            315

Net (decrease) increase in cash and cash
      equivalents                               (42,625)         42,051        (16,587)
Cash and cash equivalents, beginning of year     55,351          13,300         29,887
Cash and cash equivalents, end of year          $12,726         $55,351       $ 13,300
Supplemental disclosures of cash flow
     information:
  Interest paid                                $  3,263        $  2,844       $    150
  Income taxes paid                              14,810          16,405         12,438
Non cash investing activities-business
     acquisitions                                 9,879           2,595              -

The accompanying notes are an integral part of the consolidated financial statements.


                            DAMES & MOORE

             Notes to Consolidated Financial Statements


Note 1 -  Summary of Significant Accounting Policies:

          Basis of Presentation:

          The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiaries. Investments in companies in which Dames & Moore, Inc. (the "Company") does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Other investments are accounted for by the cost method. All significant intercompany transactions and balances have been eliminated. Certain items in the prior years' financial statements have been reclassified to be consistent with the 1997 presentation.

          Cash and Cash Equivalents:

          Cash and cash equivalents consist of unrestricted deposits with banks and highly liquid investments with an original maturity of three months or less.

          Marketable Securities:

          Marketable securities consist of equity and debt securities that are considered either available-for-sale or trading securities as defined by Statement of Financial Accounting Standard (SFAS) No.
          115. Debt securities with maturity dates beyond a year are classified as Other Assets. Marketable securities are recorded at fair market value. Changes in unrealized gains and losses for trading securities are included in earnings; for available-for-sale securities, they are charged or credited to shareholders' equity, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is
          charged to earnings.   Management determines the appropriate
          classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date.

          Effective March 26, 1994 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the new standard the Company classified all of its marketable securities as trading securities or available-for-sale. Prior to 1995, the Company's marketable securities were carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The adoption of SFAS No.
          115 resulted in a one-time charge for the cumulative effect of a change in accounting principle, net of tax benefit, of $795,000.

          Recognition of Revenue:

          The Company recognizes revenue generally at the time services are performed. On fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. On cost reimbursement contracts, revenue is recognized as costs are incurred and includes applicable fees earned essentially in the proportion that costs incurred bear to total estimated final costs. Materials and subcontract costs reimbursed by clients are included in gross revenues. Anticipated losses are recognized when the losses are reasonably determinable. Substantially all unbilled receivables are expected to be collected within the next 12 months and retentions at the close of the respective project.

          Under a major portion of contracts with the United States Government, all contract costs are subject to audit and adjustment. Revenue has been recorded in amounts expected to be realized on final settlement. Included in accounts receivable are revenues from claims where recovery is probable in the opinion of management. At March 28, 1997, the Company has $3,700,000 of claims receivable.

          Income Taxes:

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax provisions are recorded at statutory rates for taxable items included in the consolidated statements of earnings regardless of the period such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years.

          Foreign Currency Translation:

          The Company's foreign subsidiaries and branches have been using the U.S. dollar as their functional currency. The Company has determined, that due to growth and expansion in certain countries, the majority of these entities have become self-contained and are integrated within the countries' economic environment.
          Accordingly, effective during the fiscal year ending March 28, 1997, the functional currencies for these certain entities are their respective local currency. In these circumstances assets and liabilities are translated into U.S. dollars using exchange rates in effect at period end. Revenue and expenses are translated at the average rates of exchange prevailing during the period. The resulting translation adjustments are reported as a separate component of shareholders' equity. In situations where the functional currency remains the U.S. dollar, translation adjustments are included in earnings.

          The Company enters into forward foreign currency exchange contracts to reduce the impact of foreign currency fluctuations on certain project revenues and costs and the asset and liability positions of foreign subsidiaries. The terms of the currency derivatives are generally one year or less. Commencing in fiscal 1997 the gains or losses from these contracts are generally also reported as a separate component of shareholders' equity; previously they were included in earnings.

          Depreciation:

          Property and equipment are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 10 years or, in the case of leasehold improvements, over the lesser of estimated useful lives or the term of the lease.

          Goodwill of Acquired Businesses:

          The goodwill of acquired businesses represents the difference between the purchase cost and the fair value of the net assets of acquired businesses, and is being amortized on a straight-line basis over 3 to 40 years. The Company annually evaluates the realizability of goodwill based upon undiscounted forecasted operating earnings over the remaining amortization period for each investment having a significant goodwill balance. If an impairment in the value of the goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of the goodwill based upon the estimated fair value of the investment. Based upon its most recent analysis, the Company believes that there is no impairment of goodwill.

          Stock-Based Compensation:

          Prior to March 30, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," "and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On March 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

          Use of Estimates in the Preparation of Consolidated Financial
          Statements:

          The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

          Earnings Per Share:

          Earnings per share are computed based on the weighted average number of common shares outstanding during each period presented. Outstanding stock options considered to be common stock equivalents have not been included because the effect would be immaterial.

          Fiscal Year:

          The Company uses a 52-53 week fiscal year ending the last Friday in March. The fiscal years were comprised of 52 weeks in 1997, 52 weeks in 1996 and 53 weeks in 1995.

Note 2 -  Acquisitions:

          During fiscal 1997, the Company acquired two new companies that will operate through newly formed, wholly owned subsidiaries. DecisionQuest, Inc., acquired on May 3, 1996, is a company engaged in the business of providing trial strategy, consultation, jury research, graphic presentations, and other litigation support services to minimize adverse findings or financial loss in
          litigation or other legal proceedings.    DecisionQuest, Inc., was
          acquired for cash plus additional future payments contingent on future earnings. BRW Group, Inc., acquired on May 17, 1996, is a company that provides project planning, design and construction-phase services for transportation and infrastructure projects.
          BRW Group, Inc., was acquired with a combination of cash, 800,000 shares of the Company's treasury stock and an additional payment contingent on future earnings. The combined purchase costs total $25,284,000. The purchase cost in excess of book value of the net assets acquired including contingent payments earned to date is classified as goodwill and is being amortized over 40 years.

          The following schedule summarizes the unaudited pro forma results of operations as if the acquisitions of DecisionQuest, Inc., and BRW Group, Inc., had occurred at the beginning of fiscal 1996. Certain adjustments, such as amortization of goodwill, increased interest expense and income tax have been reflected. (In thousands except per share amounts)

                                                  1996
                Net revenues                    $438,964
                Net earnings                      22,193
                Earnings per share              $   0.98

           The pro forma information is intended to show how the acquisitions might have affected historical results of operations if the transactions had occurred at an earlier time. The pro forma results are not necessarily indicative of the periods presented or to be expected in the future.

           The Company also completed several smaller acquisitions during fiscal 1997 for $7,237,000 plus future payments contingent on
           future earnings.   The total costs in excess of net tangible
           assets acquired are being amortized over the period of expected benefit, generally 15 to 40 years.

           The Company acquired Walk, Haydel & Associates, Inc., a process engineering and design company, on April 6, 1995, for a purchase price of $33,870,000. Additional payments are due during each of the three twelve-month periods following the acquisition based on 50% of its pre-tax earnings, as defined. The purchase price in excess of the net assets acquired is being amortized over 40 years.

           On March 31, 1995, the Company, through a newly formed, wholly owned subsidiary, O'Brien-Kreitzberg, Inc., acquired substantially all the assets and assumed substantially all the liabilities of O'Brien-Kreitzberg & Associates, Inc., a project and construction management company. The purchase price included cash payments of $40,428,000 plus the assumption of certain liabilities of $22,383,000. The purchase price in excess of the net assets acquired is being amortized over 40 years.

           During fiscal 1996, the Company also purchased two small firms for $2,339,000, and for one, additional payments contingent on future earnings. The total costs in excess of net tangible assets acquired are being amortized over periods of expected benefit, generally 4 to 8 years.

           All acquisitions have been accounted for as purchases. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

Note 3 -   Investments in Debt and Equity Securities:

           The cost and estimated fair value of equity and debt securities by classification and major category follow. Approximately, $5,503,000 of the available-for-sale securities have a maturity greater than 1 year but within 5 years, and are classified as other assets (in thousands):

                                                               Estimated
                                                      Cost     Fair Value
           At March 28, 1997:

               Available-for-sale:
                 Securities of the U.S. Government  $11,487     $11,487

           At March 29, 1996:

              Trading securities:
                 Equity securities                  $12,879     $14,936

Note 4 - Investments in Affiliates:

         The Company through its subsidiary Dames & Moore Ventures has a 50% interest in Dames & Moore/Brookhill L.L.C. (DMB) and affiliated companies. DMB was formed to acquire environmentally impaired properties and to remediate; to develop, redevelop, or reposition; and to maintain, operate and lease such properties until their disposition. During March 1997, DMB acquired an interest in 24 assets by purchasing either a fee interest or a property-related mortgage note.

         The acquisition was financed with senior debt of $54,082,000, subordinated debt of $14,922,000 and cash of $3,714,000. The senior debt bears interest at London Interbank Offshore Rate (LIBOR) plus 275 basis points, and requires monthly payments of principal and interest. Cash flow from the properties, including sale proceeds will generally be distributed 80% to the subordinated lender and 20% to DMB, until the subordinated lender and DMB each receives its loan advances or capital contributions, and a return on investment of 20% per annum. Thereafter, cash flow will be distributed 50% to the subordinated lender and DMB. The borrowings are all due on December 31, 1999, but may be extended under certain terms and conditions.

         The Company accounts for its investment of $2,324,000 in DMB under the equity method of accounting. Condensed financial information follows (in thousands):

                                                       March
                                                     28, 1997

          Mortgage notes receivables                  $54,693
          Property                                     17,156
          Other assets                                  4,371
            Total assets                              $76,220

          Mortgages payable                           $69,004
          Other liabilities                             2,681
          Shareholders' equity                          4,535
            Total liabilities and equity              $76,220

                                                   Year ended
                                                 March 28, 1997

          Revenues                                    $   482
          Costs and expenses                            1,661
            Net (loss) income                         $(1,179)

         The Company also has a 9.9% interest in Glencoe Insurance Ltd., a company formed to offer earthquake insurance in California. The Company accounts for its investment of $5,144,000 under the equity method of accounting. Equity investments in other unconsolidated investments amounted to $1,802,000.

Note 5 - Composition of Certain Financial Statement Captions:  (in thousands)

                                                          1997      1996
         Property and equipment, at cost:
           Office equipment and furniture               $42,809   $34,554
           Technical and field equipment                  9,848     9,753
           Leasehold improvements                         4,790     3,516
                                                         57,447    47,823
           Less accumulated depreciation and
             amortization                                37,853    32,952

                                                        $19,594   $14,871

         Accrued payroll and employee benefits:
           Salaries, wages and related taxes            $11,530   $13,894
           Accrued vacation                              11,585    10,042
           Accrued pension costs                          1,669     2,797

                                                        $24,784   $26,733

         Accrued expenses and other liabilities:
           Deferred acquisition payments                 $4,661   $ 5,440
           Accrued insurance costs                        6,909     8,462
           Accrued occupancy                              3,240     2,395
           Accrued interest                               3,973         -
           Client advances                                3,186        79
           Deferred income                                1,912     1,665
           Accrued expenses                               2,785       407
           Other liabilities                              3,688     2,234

                                                        $30,354   $20,682

Note 6 -  Long-Term Debt:

          Long-term debt consists of the following (in thousands):

                                                           1997      1996
          Senior Notes:
            6.54% Series A notes, due March 29, 2001   $  40,000   $40,000
            6.87% Series B notes, due March 29, 2003      30,000    30,000
            6.92% Series C notes, due September 29, 2003  10,000         -
            7.19% Series F notes, due December 16, 2004   10,000         -
            7.23% Series G notes, due December 16, 2005   10,000         -
            7.20% Series D notes, due March 29, 2006       5,000     5,000
            7.25% Series E notes, due September 29, 2006  15,000         -
          Lines of credit                                 18,560         -
          Other notes payable, due July 1998               1,542         -

                                                         140,102    75,000
          Current portion of long-term debt               11,560         -

                                                        $128,542   $75,000

          The Senior Notes agreement contains limitations on additional indebtedness, sales of assets, loans and advances, as well as minimum net worth requirements and maintenance of certain financial ratios. All such requirements were satisfied as of March 28, 1997. As a result of a completed interest rate hedge, the effective interest rate on the Senior Notes will be 6.78% through 2001, then 6.94% through 2003, 7.07% in 2004, 7.09% in 2005, 7.04% in
          2006 and 7.25% in 2007.

          The Company has $79,903,000 available for borrowing in U.S. dollars, offshore foreign currencies or foreign domestic currencies, and for the issuance of letters of credit and purchase of foreign currency exchange contracts. Interest is charged under several options, including the bank's reference rates or at LIBOR plus a spread, at the Company's option. The weighted-average interest rate on short-term borrowings was 6.2% at March 28, 1997. The agreements contain limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as maintenance of certain financial ratios and minimum net worth requirements. Such requirements were satisfied as of March 28, 1997. As of March 28, 1997, under these lines, the Company had borrowings of $18,560,000, and standby letters of credit totaling $15,565,000 principally for project performance, advance payment guarantees and the Company's domestic insurance program. The lines of credit mature as follows:
          $5,093,000 in February 1998, $14,810,00 in March 1998, and
          $60,000,000 in January 1999. The fair value of the Company's long-term debt approximates carrying value based on current rates offered to the Company for debt of the same remaining maturities.

          Annual maturities of long-term debt over the next five fiscal years are as follows: 1998-$11,560,000, 1999-$8,542,000, 2000-none, 2001-
          $40,000,000, and 2002-none.

Note 7 -  Foreign Currency Contracts:

          The Company has entered into foreign exchange forward contracts, all having maturities of less than one year. The notional amounts noted below serve solely as a basis for the calculation of payment streams to be exchanged. The Company is exposed to credit loss in the event of nonperformance by counter parties for these contracts.
          The Company selects major international banks and financial institutions as counter parties to manage this credit risk. Transaction gains and losses including the effect of foreign currency contracts and currency exchange rate conversion were a loss of $222,000 in 1997, a loss of $433,000 in 1996, and a gain of $500,000 in 1995.  (Foreign currency amounts in thousands.)

                                                      1997     1996
              Australian dollar                      3,000    1,000
              British pound                          2,000        -
              Canadian dollar                            -    2,000

Note 8 -  Fair Values of Financial Instruments:

          The carrying amount of marketable securities are based on quoted market prices at the reporting date for those investments and as such equal fair value. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities, which approximates carrying value. All other financial instruments bear relatively short-term maturities, and accordingly, the carrying amount of these investments approximates fair value.

Note 9 -  Income Taxes: (in thousands)

          Income taxes consist of the following:

                                                   1997      1996    1995
            U.S. Federal taxes:
              Current                            $11,761   $11,126  $11,433
              Deferred                            (1,736)     (529)  (1,939)
                                                  10,025    10,597    9,494
            State and local taxes:
              Current                              1,841     2,053    2,524
              Deferred                              (166)      (97)    (168)
                                                   1,675     1,956    2,356
            Non-U.S. taxes:
              Current                              1,249     2,680    1,248
                                                 $12,949   $15,233  $13,098

          The sources of earnings before income taxes consist of the following:

                                                    1997     1996     1995
          U.S. earnings before income taxes       $31,178   $35,146  $29,174
          Non-U.S. earnings before income taxes       311     2,185    2,598
          Earnings before income taxes            $31,489   $37,331  $31,772

          Income taxes differ from amounts computed by applying the statutory U.S. Federal income tax rate of 35% to earnings before income taxes as follows:

          Statutory U.S. Federal income tax       $11,021  $13,066   $11,120
          State income taxes, net of Federal
             benefit                                1,089    1,271     1,531
          Other                                       839      896       447
             Total income taxes                   $12,949  $15,233   $13,098

          Deferred income taxes result from temporary differences in the timing of the recognition of revenues and expenses for financial statement and tax return purposes. Management believes that it is more likely than not, that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred taxes were as follows:

                                                   1997      1996
          Deferred tax assets:
            Compensation expense               $  3,698    $1,942
            Litigation reserve                      718     1,339
            Accrued expenses                        960         -
            Allowance for doubtful accounts         558       200
            Other                                   344       185
              Total current deferred tax assets$  6,278    $3,666

          Deferred tax liabilities:
            Cash to accrual adjustments from
               acquisitions                    $  1,993    $3,038
            Unrealized gains                          -       841
            Other                                   150         -
               Total current deferred tax
                  liabilities                     2,143     3,879
            Noncurrent:
              Depreciation and amortization       1,840       494
                Total deferred tax liabilities $  3,983    $4,373

Note 10 - Lease Commitments:

          The Company is obligated under various noncancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

          The following is a schedule by year of future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 28, 1997 (in thousands):

          Fiscal Year(s)                        Total
              1998                            $18,136
              1999                             14,803
              2000                             11,888
              2001                              8,907
              2002                              5,484
              Thereafter                       10,233

              Total minimum lease payments    $69,451

          The following schedule shows the composition of total rental expenses for all operating leases (in thousands):

                                                  1997      1996      1995
               Total rental expense             $23,617   $20,189   $15,807
                  Less sublease rentals             324       232       110
                                                $23,293   $19,957   $15,697

Note 11 - Contingencies

          The Company in the ordinary course of business is a defendant in various lawsuits involving claims typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. The Company through a wholly owned subsidiary insures the Company's risks for professional liability, workers compensation, and general and automobile claims up to certain policy limits. Claims in excess of these limits are covered by unrelated insurance carriers. Management makes estimates and assumptions that affect the reported amount of liability and the disclosure of contingent liabilities. As claims develop, it is possible that the ultimate results of these claims may differ from management's estimates. In the opinion of management, based upon information it presently possesses, the resolution of these claims will not have a material adverse effect on the Company's consolidated financial position or result of operations.

          During the year the Company reached an agreement to settle with a townhome association an action filed in 1994 alleging settlement problems with the foundation of the townhomes. The developers of the townhomes have indicated that they do not intend to pursue any other claims against the Company. There was no earnings impact in the current year resulting from this settlement.

          At March 28, 1997, the Company was contingently liable as guarantor for $407,000 of borrowings by various individual officers.

Note 12 - Stock Option Plans:

          Long-Term Incentive Plan

          The Company's Amended and Restated 1991 Long-Term Incentive Plan (the "Plan"), which provides for the granting of stock options and the sale of restricted stock to officers and key employees of the Company, has authorized and reserved a total of 2,500,000 shares of common stock for issuance under this Plan. Stock options granted or restricted stock sold under the Plan may be granted or sold at a price and for such terms as determined by the Compensation Committee of the Board of Directors.

          Restricted stock sales are offered to newly elected officers and are subject to restrictions on transfer and risk of forfeiture until earned by continued employment. Should employment terminate before ownership vests, shares are repurchased by the Company at the lesser of the price originally paid for the stock or its market value on the date of termination. During the restriction period, holders have the rights of shareholders, including the right to vote and receive dividends, but cannot transfer ownership. Restricted stock is generally being issued at 67% of market value on the date of issuance and vests 3 years after the issue date. These restricted stock sales give rise to unearned compensation that is amortized over the vesting period. Through March 28, 1997, 223,808 shares of restricted stock have been issued under the Plan.

                                         1997          1996          1995

           Restricted stock issued      37,751        90,000        33,836

           Weighted-average fair       $11.125        $12.00       $19.50
             value of restricted stock
             granted during the year

          Non-qualified stock options are granted at fair value at the date of grant and vest 25% per year commencing on the first anniversary after the grant date. Options expire 10 years after the grant date, and all awards need to be made by May 22, 2005.

                                      1997                      1996                            1995
                            -----------------------   ------------------------     -------------------------
                                   Weighted-Average           Weighted-Average              Weighted-Average
                            Shares  Exercise Price    Shares    Exercise Price     Shares    Exercise Price
Outstanding at beginning  1,517,823    $16.87        1,619,874      $17.03       1,176,941       $ 19.48
  of the year
Granted                     276,554     11.24           40,000      12.625         532,045         12.00
Exercised                    (2,737)    12.00                -                           -
Canceled                   (112,784)    14.83         (142,051)      17.48         (89,112)        19.39
Outstanding at the end
   of the year            1,678,856    $16.09        1,517,823      $16.87       1,619,874        $17.03

Exercisable at year-end     970,941    $18.58          705,678      $19.47         502,829        $19.44

Weighted-average fair                 $  4.40                      $  5.05                       $  4.94
   value of options granted
   during the year

       The fair value of each option grant is estimated on the date of grant using the Block-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: expected volatility of 27.58%, 26.59% and 27.15%; risk-free interest rates of 7.13%, 6.04%, and 6.24%; expected lives of 5.5, 6 and 5.6 years and no dividends.

       Directors' Stock Option Plan

       The Company's amended and restated 1995 Stock Option Plan for Non-Employee Directors of the Company (the "Plan") has 50,000 shares of common stock authorized for issuance under the Plan. Shares of common stock awarded under this Plan are non-qualified stock options, are granted at fair value at the date the option is granted, vest and become exercisable in three equal annual installments commencing on
       the first anniversary after the grant date.   Options expire 10 years
       after the grant date.

                                              1997                       1996
                                   -------------------------   ------------------------
                                            Weighted-Average           Weighted-Average
                                   Shares    Exercise Price     Shares  Exercise Price

       Outstanding at beginning
         of the year               15,000      $13.625               -
       Granted                      8,000       11.75           15,000      $13.625
       Exercised                        -                            -
       Outstanding at the end of
          the year                 23,000      $12.97           15,000      $13.625

       Exercisable at year-end      4,998      $13.625           None

       Weighted-average fair                   $ 4.90                       $ 5.60
        value of options granted
        during the year

          The fair value of each option grant is estimated on the date of grant using the Block-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: expected volatility of 26.87% and 27.97%; risk-free interest rates of 6.44% and 6.4%; expected lives of 6 years and no dividends.

          The following table summarizes both stock option plans' information on stock options outstanding at March 28, 1997:

                                          Options Outstanding                           Options Exercisable
                           --------------------------------------------------   ---------------------------------
                               Number         Weighted-Avg.                        Number
             Range of        Outstanding        Remaining       Weighted-Avg.   Exercisable at    Weighted-Avg.
         Exercise Prices     at 3/28/97     Contractual Life   Exercise Price      3/28/97       Exercise Price

        $11.125 to $13.625     755,786             8.4              $11.76         116,978            $12.07
        $16.65  to $19.50      660,996             6.5               18.98         573,887             18.90
        $20.00  to $21.75      285,074             5.0               20.59         285,074             20.59

     Pro-Forma Disclosure

          The Company continues to apply APB Opinion 25 in accounting for both of its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the stock option plans. There was no material difference in the Company's earnings or earnings per share had the stock option plans determined compensation cost based on the fair value at the grant dates consistent with the method of SFAS No. 123.

Note 13 - Employee Retirement Plans:

          The Company and its domestic subsidiaries have several defined contribution retirement plans covering substantially all of the Company's U.S. employees with a minimum service requirement. Depending upon the Plan, eligible employees can invest from 12% to 15% of their earnings; certain plans will match by an equal amount from the Company generally up to the first 3% of the employee's contribution. Employer matching contributions for fiscal years 1997, 1996 and 1995 were $3,315,000, $2,957,000 and $2,134,000, respectively. In addition, the largest of the plans has a profit-sharing contribution that was computed in accordance with a formula (set forth in the Plan) to provide for an annual contribution of 6% of pre-tax earnings, as defined; during the year this was modified to be discretionary. Profit-sharing contributions to the other plans are discretionary. The contributions for 1997, 1996 and 1995 were $1,684,000, $2,553,000 and $1,927,000, respectively.

          Certain of the Company's foreign subsidiaries have trusteed retirement plans covering substantially all of their employees. These pension plans are not required to report to government agencies pursuant to ERISA and do not otherwise determine the actuarial value of accumulated benefits or net assets available for benefits. The aggregate pension expense for these plans for fiscal years 1997, 1996 and 1995 were $1,719,000, $1,369,000 and
          $783,000, respectively.


Note 14 - Segment Information:

          The Company is a worldwide provider of comprehensive engineering, consulting and construction management services. The Company serves a broad range of clients in both the private and public sectors. Net revenues from all agencies and departments of the United States Government were approximately $63,183,000, $63,313,000 and $53,794,000 during fiscal years 1997, 1996 and
          1995, respectively.

          Selected geographic information is summarized as follows (in thousands):

                                 United      Other    Executive
                                 States    Countries   Office    Total

        Net revenues   1997     $389,521   $65,737  $    -     $455,258
                       1996      341,315    56,367       -      397,682
                       1995      232,899    36,070       -      268,969

        Earnings from
          Operations   1997     $ 49,493   $ 2,330  $(14,962)  $ 36,861
                       1996       45,519     4,480   (13,098)    36,901
                       1995       38,223     3,756   (13,182)    28,797

        Identifiable
          Assets       1997     $268,236   $53,435  $36,611    $358,282
                       1996      216,510    37,233   63,536     317,279
                       1995      166,200    33,195   25,232     224,627

Note 15 - Stock Repurchases:

          The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During fiscal 1997 the Company repurchased 668,700 shares for a total of 1,819,000 shares through March 28, 1997. The Company may continue to purchase shares on the open market.

          On November 19, 1996, the Company acquired all 3,700,000 shares of the Company's common stock owned by Hochtief Aktiengesellschaft vorm. Gebr. Helfmann (Hochtief AG). The Company may use the reacquired shares to facilitate acquisitions or remarket them if market conditions permit.

Note 16 - Common and Preferred Stock:

          The Company adopted a Shareholder's Rights Agreement on March 28, 1997 granting, for each outstanding share of common stock, one stock purchase right ("Right"). Each Right entitles the common stockholder to purchase, in certain circumstances generally relating to a change in control of the Company, one two-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") at the exercise price of $65 per share, subject to adjustment. Alternatively, the Right holder may purchase common stock of the Company having a market value equal to two times the exercise price, or may purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price.

          The Series A Preferred Stock confers to its holders rights as to dividends, voting and liquidation that are in preference to common stockholders. The Rights are nonvoting, are not presently exercisable and currently trade in tandem with the common shares. The Rights may be redeemed at $0.01 per Right by the Company in accordance with the Rights Agreement. The Rights will expire on March 28, 2007, unless earlier exchanged or redeemed.

Note 17-  Restructuring Costs

          In the fourth quarter the Company determined it was necessary to restructure its international operations, and construction and project management subsidiary. Included in the restructuring cost are employee severance and termination costs, costs associated with office closures, losses on work in progress where there was extensive employee turnover and losses on other current assets, all of which impact the Company's working capital. The remaining balance represents losses on long-term assets. At March 28, 1997, approximately $2.3 million remains to be expended to complete the restructuring.

                                    DAMES & MOORE

                        Supplementary Financial Information

       Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts):

                                          First     Second     Third    Fourth
           1997:                         Quarter    Quarter   Quarter   Quarter
           Gross revenues                $154,839  $163,110  $168,350  $167,079
           Net revenues                   108,116   115,373   114,709   117,060
           Earnings from operations         9,209    11,528    10,800     5,324
           Net earnings                     4,981     6,022     5,636     1,901

           Earnings per share            $   0.23  $   0.28  $   0.28  $   0.11

           Weighted average number of
              shares                       21,597    21,823    20,188    18,061

           1996:

           Gross revenues                $141,856  $141,786  $139,969  $133,152
           Net revenues                   100,654   100,492    97,840    98,696
           Earnings from operations         9,607     9,477     9,605     8,212
           Net earnings                     5,727     5,803     5,335     5,233

           Earnings per share            $   0.25  $   0.26  $   0.24  $   0.24

           Weighted average number of
              shares                       22,681    22,662    22,660    22,154


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant*


Item 11.   Executive Compensation*


Item 12.   Security Ownership of Certain Beneficial Owners and Management*


Item 13.   Certain Relationships and Related Transactions*

*  Information regarding the Executive Officers of the Company is included in
   Part I of this Annual Report on Form 10-K. For other information called for by Items 10-13, reference is made to the Company's definitive proxy statement for its annual meeting of shareholders, to be held on August 11, 1997, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 1997, and which is incorporated herein by reference, except that the information included under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.


                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  Financial Statements and Financial Statement Schedules

          Financial statements and financial statement schedules that are filed as part of this Annual Report on Form 10-K are listed in Item 8 hereof.

          (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated March 24, 1997 reporting under Item 5 the adoption of a Rights Agreement. No financial statements were filed.

          (c)  Exhibits

          The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein:

    Exhibit
     Number   Description

       2.1 Asset Purchase Agreement dated March 31, 1995 among O'Brien-Kreitzberg Inc., O'Brien-Kreitzberg & Associates, Inc., Fred C. Kreitzberg, The Kreitzberg 1994 Revocable Trust, and Richard Sklar (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K [File No. 1-11075] filed on April 6, 1995).

       2.2 Purchase Agreement dated April 6, 1995 for the purchase of shares of Walk, Haydel & Associates, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K [File No. 1-11075] filed on April 11, 1995).

       2.3 Stock Purchase Agreement dated November 5, 1996 for the purchase of shares of DM Investors, Inc., (Hochtief) (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K [File No. 1-11075] filed on November 19, 1996).

       3.1 Restated Certificate of Incorporation of Dames & Moore, Inc. dated December 7, 1993 (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended December 24, 1993).

       3.2 Restated Bylaws of Dames & Moore, Inc. (incorporated herein by reference to Exhibit 3.2 of Amendment No. 3 to the Company's Registration Statement on Form S-1 [File No. 33-42220], filed on February 7, 1992).

       4.1 Note Purchase Agreement dated as of March 15, 1996 between the Company and the Noteholders (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 29, 1996).

       4.2 First Amendment dated as of April 15, 1996, to the Note Purchase Agreement dated as of March 15, 1996.

       4.3 Second Amendment dated as of November 18, 1996 to the Note Purchase Agreement dated as of March 15, 1996.

       4.4 Note Purchase Agreement dated as of December 16, 1996 between the Company and the Noteholders.

       4.5 Third Amendment dated as of December 16, 1996, to the Note Purchase Agreement dated as of March 15, 1996.

       4.6 Rights Agreement, dated as of March 28, 1997 between Dames & Moore, Inc. and ChaseMellon Shareholder Services LLC, which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock of Dames & Moore, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Share Purchase Rights Plans as Exhibit C. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 1997 [Commission File No. 1-11075]).

       10.1 Dames & Moore, Inc. Deferred Compensation Plan dated December 4, 1993 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended December 24, 1993).

       10.2 Trust Agreement for the Deferred Compensation Plan dated December 4, 1993 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended December 24, 1993).

       10.3 First Amended and Restated Credit Agreement dated as of May 24, 1996 between Bank of America National Trust and Savings Association and the Company (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 29, 1996).

       10.4 Dames & Moore, Inc. Amended and Restated 1991 Long-Term Incentive Plan.

       10.5   Dames & Moore, Inc. 1995 Stock Option Plan for Non-Employee
              Directors.

       10.6   Amendment No. 1 to Dames & Moore, Inc. Deferred Compensation
              Plan.

       10.7 First Amendment to First Amended and Restated Credit Amendment, between Bank of America National Trust and Savings Association and the Company.

       10.8 Second Amendment to First Amended and Restated Credit Agreement, between Bank of America National Trust and Savings Association and the Company.

       10.9 Employment Agreement dated April 1, 1997 between Dames & Moore, Inc. and Arthur C. Darrow.

      10.10 Agreement Regarding Severance Payments dated April 1, 1997 by and between Dames & Moore, Inc. and Mark A. Snell.

      10.11 Senior Loan Agreement between DMB/Remediation LLC as Borrower and PPA Funding Corp., as Senior Lender dated March 11, 1997.

      10.12 Greenfields Funding Corp. and DMB/Remediation LLC Subordinated Loan Agreement dated March 11, 1997.

       21.1   List of Subsidiaries of the Company.

       23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants.

       27.1   Financial Data Schedule (included only in the electronic filing).

Exhibits filed herewith or incorporated by reference herein will be furnished to shareholders of the Company upon written request and for a fee of $.20 per page, payable in advance. This fee covers only the Company's reasonable expenses in furnishing such exhibits. Written requests should be addressed to:
                               Dames & Moore, Inc.
                          Investor Relations Department
                       911 Wilshire Boulevard, Suite 700
                        Los Angeles, California  90017


                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DAMES & MOORE, INC.


Date:  June 16, 1997            By  ARTHUR C. DARROW
                                    ------------------------------
                                    Arthur C. Darrow
                                    President and
                                    Chief Executive Officer


Date:  June 16, 1997            By  MARK A. SNELL
                                    ------------------------------
                                    Mark A. Snell
                                    Executive Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 16, 1997.


                                By  ARTHUR C. DARROW
                                    -------------------------------
                                    Arthur C. Darrow
                                    Director
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By  MARK A. SNELL
                                    ------------------------------
                                    Mark A. Snell
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                By  LESLIE S. PUGET
                                    ------------------------------
                                    Leslie S. Puget
                                    Corporate Controller
                                    (Principal Accounting Officer)


                                By  GEORGE D. LEAL
                                    ------------------------------
                                    George D. Leal, Director


                                By  ROBERT M. PERRY
                                    ------------------------------
                                    Robert M. Perry, Director


                                By  RICHARD C. TUCKER
                                    ------------------------------
                                    Richard C. Tucker, Director


                                By HARALD PEIPERS
                                   ------------------------------
                                   Harald Peipers, Director


                                By  MICHAEL R. PEEVEY
                                    ------------------------------
                                    Michael R. Peevey, Director


                                By  JOHN P. TRUDINGER
                                    ------------------------------
                                    John P. Trudinger, Director


                                By  ANTHONY R. MOORE
                                    ------------------------------
                                    Anthony R. Moore, Director

                                 DAMES & MOORE

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Fiscal Years Ended March 28, 1997, March 29, 1996 and March 31, 1995

                                                    Additions
                                            ------------------------
                             Balance at     Charged to    Charged to                Balance at
                             beginning      costs and       other                     end of
   Description                 year         expenses       accounts     Deductions     year

Year Ended March 28, 1997

  Allowance for doubtful
     accounts                $1,886,000   $1,208,000      $465,000(1)   $(558,000)  $3,001,000

Year Ended March 29, 1996

  Allowance for doubtful
     accounts                $1,701,000   $  378,000      $350,000(1)   $(543,000)  $1,886,000


Year Ended March 31, 1995

  Allowance for doubtful
     accounts                $  957,000   $  264,000      $593,000(1)   $(113,000)  $1,701,000

(1) Amount recorded on books of acquired entities at date of acquisition.

DAMES & MOORE

                             INDEX TO EXHIBITS


Exhibit
Number    Description                                             Page

2.1 Asset Purchase Agreement dated March 31, 1995 among O'Brien-Kreitzberg Inc., O'Brien-Kreitzberg
          & Associates, Inc., Fred C. Kreitzberg, The
          Kreitzberg 1994 Revocable Trust, and Richard Sklar
          (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K [File No.
          1-11075] filed on April 6, 1995).

2.2 Purchase Agreement dated April 6, 1995 for the purchase of shares of Walk, Haydel & Associates, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K [File No.
          1-11075] filed on April 11, 1995).

2.3 Stock Purchase Agreement dated November 5, 1996 for the purchase of shares of DM Investors, Inc., (Hochtief) (incorporated herein by reference to Exhibit
          2.1 of the Company's Current Report on Form 8-K [File
          No. 1-11075] filed on November 19, 1996).

3.1       Restated Certificate of Incorporation of Dames & Moore,
          Inc. dated December 7, 1993 (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly
          Report on Form 10-Q [File No. 1-11075] for the quarter ended December 24, 1993).

3.2 Restated Bylaws of Dames & Moore, Inc. (incorporated herein by reference to Exhibit 3.2 of Amendment No. 3 to the Company's Registration Statement on Form S-1
          [File No. 33-42220], filed on February 7, 1992).

4.1 Note Purchase Agreement dated as of March 15, 1996 between the Company and the Noteholders (incorporated herein by reference to Exhibit 4.1 of the Company's
          Annual Report on Form 10-K [File No. 1-11075] for the year ended March 29, 1996).

4.2       First Amendment dated as of April 15, 1996, to the        Filed
          Note Purchase Agreement dated as of March 15, 1996.   Electronically

4.3       Second Amendment dated as of November 18, 1996 to         Filed
          the Note Purchase Agreement dated as of March 15,     Electronically
          1996.

4.4       Note Purchase Agreement dated as of December 16,          Filed
          1996 between the Company and the Noteholders.         Electronically

4.5       Third Amendment dated as of December 16, 1996, to the
          Note Purchase Agreement dated as of March 15, 1996.

4.6       Rights Agreement, dated as of March 28, 1997 between
          Dames & Moore, Inc. and ChaseMellon Shareholder
          Services LLC, which includes the form of Certificate of Designations of Series A Junior Participating
          Preferred Stock of Dames & Moore, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Share Purchase Rights Plans as Exhibit C.
          (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the
          Securities and Exchange Commission on March 24, 1997
          [Commission File No. 1-11075]).

10.1      Dames & Moore, Inc. Deferred Compensation Plan dated
          December 4, 1993 (incorporated   herein by reference
          to Exhibit 10.1 of the Company's Quarterly Report on
          Form 10-Q [File No. 1-11075] for the quarter ended
          December 24, 1993).

10.2      Trust Agreement for the Deferred Compensation
          Plan dated December 4, 1993 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q [File
          No. 1-11075] for the quarter ended December
          24, 1993).

10.3 First Amended and Restated Credit Agreement dated as of May 24, 1996 between Bank of America National Trust and Savings
          Association and the Company (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K
          [File No. 1-11075] for the year ended March
          29, 1996).

10.4      Dames & Moore, Inc. Amended and Restated                   Filed
          1991 Long-Term Incentive Plan.                        Electronically

10.5      Dames & Moore, Inc. 1995 Stock Option Plan for             Filed
          Non-Employee Directors.                               Electronically

10.6      Amendment No. 1 to Dames & Moore, Inc. Deferred            Filed
          Compensation Plan.                                    Electronically

10.7      First Amendment to First Amended and Restated              Filed
          Credit Amendment, between Bank of America National    Electronically
          Trust and Savings Association and the Company.

10.8      Second Amendment to First Amended and Restated            Filed
          Credit Agreement, between Bank of America National    Electronically
          Trust and Savings Association and the Company.

10.9      Employment Agreement dated April 1, 1997 between          Filed
          Dames & Moore, Inc. and Arthur C. Darrow.             Electronically

10.10     Agreement Regarding Severence Payments dated              Filed
          April 1, 1997 by and between Dames & Moore,           Electronically
          Inc. and Mark A. Snell.

10.11     Senior Loan Agreement between DMB/Remediation             Filed
          LLC as Borrower and PPA Funding Corp., as Senior      Electronically
          Lender dated March 11, 1997.

10.12     Greenfields Funding Corp. and DMB/Remediation             Filed
          LLC Subordinated Loan Agreement dated March 11,       Electronically
          1997.

21.1      List of Subsidiaries of the Company.                      Filed
                                                                Electronically

23.1      Consent of KPMG Peat Marwick LLP, independent             Filed
          certified public accountants.                         Electronically

27.1      Financial Data Schedule.                                  Filed
                                                                Electronically

