Form 10-Q
period 1997-06-27
DAMES & MOORE INC /DE/
filed 1997-08-07
CIK 878549

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 27, 1997


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

                            Yes   X     No

As of August 4, 1997, 18,039,848 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

                  Part I.  Financial Information

Item 1.  Financial Statements

                          DAMES & MOORE

     Condensed Consolidated Statements of Financial Position
        (In thousands, except share and per share amounts)
                           (Unaudited)
                                                     June 27,      March 28,
Assets                                                1997           1997
Current:                                            ---------      ---------
  Cash and cash equivalents                         $  7,319       $ 12,726
  Short-term investments                                   -          5,984

  Billed accounts receivable, net of allowance
    for doubtful accounts of: $3,524 and $3,001      118,934        114,126
  Billed contract retentions                           8,252          5,095
  Unbilled                                            58,954         56,491
                                                    ---------      ---------
                                                     186,140        175,712

  Deferred income taxes                                4,971          4,135
  Prepaid expenses and other assets                   10,736          9,697
                                                    ---------      ---------
       Total current assets                          209,166        208,254

Property and equipment, net                           20,330         19,594
Goodwill of acquired businesses, net                 117,630        109,626
Investments in affiliates                              9,170          9,270
Other assets                                           9,924         11,538
                                                    ---------      ---------
                                                    $366,220       $358,282
                                                    =========      =========

Liabilities and shareholders' equity
Current:
  Current portion of long-term debt                 $  8,510       $ 11,560
  Accounts payable                                    23,199         23,021
  Accrued payroll and employee benefits               31,545         24,784
  Current income taxes payable                         3,596          3,145
  Accrued expenses and other liabilities              23,861         30,354
                                                    ---------      ---------
      Total current liabilities                       90,711         92,864

Long-term debt                                       133,580        128,542
Other long-term liabilities                            6,046          5,253
Contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value,
    shares authorized: 1,000,000
    shares issued: none                                   -             -
  Common stock and capital in excess of $0.01
    par value, shares authorized: 27,000,000
    shares issued:  22,750,000 and 22,726,000        107,542        107,242
  Retained earnings                                   92,120         87,979
  Treasury stock, 4,707,000 and 4,714,000            (62,989)       (63,070)
  Other shareholders' equity                            (790)          (528)
                                                    ---------      ---------
      Total shareholders' equity                     135,883        131,623
                                                    ---------      ---------
                                                    $366,220       $358,282
                                                    =========      =========

See accompanying notes to condensed consolidated financial statements.

                          DAMES & MOORE

          Condensed Consolidated Statements of Earnings
             (In thousands, except per share amounts)
                           (Unaudited)
                                                         Three Months Ended
                                                      -----------------------
                                                       June 27,      June 28,
                                                        1997          1996
                                                      ---------     ---------
Gross revenues                                        $171,771      $154,839
  Direct costs of outside services                      51,696        46,723
                                                      ---------     ---------
    Net revenues                                       120,075       108,116
                                                      ---------     ---------
Operating expenses:
  Salaries and related costs                            84,150        75,528
  General expenses                                      22,027        20,671
  Depreciation and amortization                          2,134         1,809
  Amortization of goodwill                               1,208           899
                                                      ---------     ---------
                                                       109,519        98,907
                                                      ---------     ---------
Earnings from operations                                10,556         9,209

  Investment and other (loss) income                      (106)          813
  Interest expense                                      (2,463)       (1,460)
                                                      ---------     ---------
Earnings before income taxes                             7,987         8,562
  Income taxes                                           3,302         3,582
                                                      ---------     ---------
 Net earnings                                         $  4,685      $  4,980
                                                      =========     =========
Earnings per share                                    $   0.26      $   0.23
                                                      =========     =========
Cash dividends declared per share                     $   0.03      $   0.03
                                                      =========     =========
Weighted average number of shares                       18,018        21,597
                                                      =========     =========










See accompanying notes to condensed consolidated financial statements.

                          DAMES & MOORE

         Condensed Consolidated Statements of Cash Flows
                          (In thousands)
                           (Unaudited)

                                                        Three Months Ended
                                                       ---------------------
                                                        June 27,    June 28,
                                                         1997         1996
                                                       ---------   ---------
Cash flows from operating activities:
  Net earnings                                         $  4,685    $  4,980
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                       3,392       2,762
      Unrealized (gain) on marketable securities              -          18
      Loss (earnings) of equity investments                 379        (135)
      Deferred income taxes                                (597)        (36)
      Change in assets and liabilities, net of
        effects of purchases of businesses:
          Short-term investments                          5,984      12,729
          Accounts receivable                            (6,677)    (15,135)
          Prepaid expenses and other assets                  79       1,238
          Income tax receivables                             48         640
          Accounts payable and accrued expenses          (2,402)      1,870
                                                       ---------   ---------
Net cash provided by operating activities                 4,891       8,931
                                                       ---------   ---------

Cash flows from investing activities:
  Purchases of businesses, net of cash acquired          (9,870)    (18,740)
  Purchases of property and equipment                    (1,988)     (1,983)
  Investments and other assets                             (165)     (6,033)
                                                       ---------   ---------
Net cash (used in) investing activities                 (12,023)    (26,756)
                                                       ---------   ---------

Cash flows from financing activities:
  Net repayments on current portion of long-term debt    (3,050)       (655)
  Proceeds from issuance of debt                          5,038           -
  Issuance of common stock                                  200         280
  Treasury stock issued                                      78          60
  Treasury stock  purchased                                   -      (5,416)
  Dividends                                                (541)       (657)
                                                       ---------   ---------
Net cash provided (used in) by financing activities       1,725      (6,388)
                                                       ---------   ---------
Net (decrease) increase in cash and cash equivalents     (5,407)    (24,213)
Cash and cash equivalents, beginning of period           12,726      55,351
                                                       ---------   ---------
Cash and cash equivalents, end of period               $  7,319    $ 31,138
                                                       =========   =========

Supplemental disclosures of cash flow information:
  Interest paid                                       $   4,163    $    164
  Income tax paid                                         3,235         899
Non cash investing activities - business acquisitions     2,033       5,915



See accompanying notes to condensed consolidated financial statements.

                         DAMES & MOORE

      Notes to Condensed Consolidated Financial Statements
              (In thousands, except share amounts)


Note 1 - Basis of Presentation:

   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1997 annual report to shareholders. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of June 27, 1997 and March 28, 1997; and the results of operations for the three-month periods ended June 27, 1997 and June 28, 1996. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1998 fiscal year presentation.

   The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

   Fiscal Year:

   The Company uses a 52-53 week fiscal year ending the last Friday in March. The three-month periods ended June 27, 1997 and June 28, 1996 were each comprised of 13 weeks.

Note 2 - Restructuring Costs:

   During the fourth quarter of fiscal 1997, the Company recorded a provision of $2,651 pretax, for the restructuring of its international operations and construction and project management subsidiary. At
   June 27, 1997 approximately $1,056 of these costs had been expended, leaving a balance of $1,595 to be expended to complete the restructuring.

Note 3 - Shareholders' Equity:

   The Company declared a quarterly cash dividend of $0.03 per share on its common stock, totaling $541, during the first quarter of fiscal 1998, and issued 23,300 shares of Restricted Stock under its Amended and Restated 1991 Long-Term Incentive Plan.

   The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During the first quarter the Company did not acquire any additional shares, but did reissue 6,100 shares of treasury stock. As of June 27, 1997, in addition to the private acquisition of 3,700,000 shares of the Company's common stock from Hocktief AG, the Company has repurchased 1,818,700 shares and reissued 811,440 shares.

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

Acquisitions and Operations

During the first quarter of fiscal 1998, the Company acquired SRA
Technologies, Inc., a professional services company providing specialized clinical laboratory services, contract research, analysis and management services to both government and commercial clients in the areas of life sciences, environmental health service studies, and energy.

All acquisitions are accounted for as purchases; accordingly, the difference between the purchase cost and the fair value of the net assets of acquired businesses is amortized on a straight-line basis over various periods not exceeding 40 years. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

Results of Operations

First Quarter 1998 Compared with First Quarter 1997

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first quarter for both fiscal year 1998 and 1997 were comprised of 13 weeks.

                                         1998         Increase      1997
                                       --------       --------    --------
Net Revenues                           $120,075        11.06%     $108,116

The 11.06% increase in net revenues in the first quarter of 1998 as compared to the first quarter of 1997 is in part a result of a full quarter's operating results from the Company's fiscal 1997 acquisitions, which contributed $8,329 of the increase, or 7.7%. The remaining increase of $3,630, or 3.36%, represents growth from the Company's existing lines of business.

                                        1998         Increase      1997
                                      -------        --------    -------
Salaries and Related Costs            $84,150        11.42%      $75,528

Salaries and related costs increased by 11.42% in the first quarter of 1998 as compared to the first quarter of 1997. Acquisitions completed in fiscal 1997 represent $5,449, or 7.2%, of this increase. The remaining increase represents increased hiring, primarily where net revenues have been growing, and annual salary increases. Salaries and related costs represent 70.1% and 69.9% of net revenues for the first quarter of 1998 and 1997, respectively.

                                      1998          Increase     1997
                                    -------         --------    -------
General Expenses                    $22,027          6.56%      $20,671

Acquisitions completed in fiscal 1997 accounted for an increase of $1,823, or 8.82%, in general expenses. General expenses from existing lines of businesses declined in part due to one-time costs for an image program and consultant fees incurred in the first quarter of 1997. As a percentage of net revenues, general expenses represent 18.3% and 19.1% of net revenues for the first quarter of 1998 and 1997, respectively.

                                      1998          Increase      1997
                                     ------         --------     ------
Depreciation and Amortization        $2,134          17.93%      $1,809

Fiscal 1997 acquisitions were responsible for $191, or 10.56%, of the increase in depreciation and amortization. The balance of the increase is due to new purchases of property and equipment for previously acquired companies in fiscal 1996 and 1995. Depreciation and amortization represents 1.8% and 1.7% of net revenues for the first quarter of 1998 and 1997, respectively.

                                     1998          Increase      1997
                                    ------         --------     ------
Amortization of Goodwill            $1,208          34.46%       $899

Amortization of goodwill increased $147, or 16.3%, due to the Company's fiscal 1997 acquisitions, future acquisitions will continue this trend.
The balance of the increase is due to the write-off of the remaining goodwill of a previously acquired small business which has been discontinued.

                                     1998           Increase       1997
                                   -------          --------      ------
Earnings from Operations           $10,556           14.63%       $9,209

The Company's operating margin as a percentage of net revenues was 8.8% and 8.5% for the first quarter of 1998 and 1997, respectively.

                                     1998           Decrease       1997
                                    ------         ---------      ------
Investment and Other (Loss) Income  $(106)         (113.04%)       $813

The decline in investment and other (loss) income reflects a reduction of interest income from the interim investment of long-term borrowings that was awaiting deployment to fund acquisitions and stock repurchases. In
1997 the Company acquired the majority interest in a company in which it had previously held a minority interest; as a result their operating results are now a part of earnings from operations. The balance of the change represents losses from Dames & Moore Ventures which had just commenced operations in the first quarter of 1997.

                                      1998           Increase       1997
                                     ------          --------      ------
Interest Expenses                    $2,463           68.71%       $1,460

The Company's stock repurchases and funding of acquisitions have been financed with long-term debt. Consequently, interest expense has and may continue to increase. See "Liquidity and Capital Resources."

                                     1998            Decrease       1997
                                    ------           --------     -------
Income Taxes                        $3,302            (7.81%)     $3,582

Income taxes as a percentage of earnings before income taxes were 41.3% and 41.8% for the first quarter of 1998 and 1997, respectively.

                                      1998           Decrease       1997
                                     ------          --------      ------
Net Earnings                         $4,685           (5.93%)      $4,980

Net earnings as a percentage of net revenues were 3.9% and 4.6% for the first quarter of 1998 and 1997, respectively. The decrease as a percentage of net revenues is primarily due to increased interest costs resulting from acquisitions and the repurchase of the Company's common stock.

Liquidity and Capital Resources

Cash and cash equivalents total $7,319 at June 27, 1997, compared to $12,726 at March 28, 1997. The Company's working capital of $118,455 at June 27, 1997 remains relatively unchanged from $115,390 at March 28, 1997. The primary sources of cash in the first quarter of 1998 consisted of funds from operations of $4,891 and net proceeds from issuance of debt of $1,988. The primary uses of cash in the first quarter of 1998 consisted of acquisitions totaling $9,870.

The changes in the balance sheet accounts are in part due to the inclusion of newly acquired companies. Accrued payroll and employee benefits increased due to the timing of the Company's payroll. Only one-week accrual of payroll was required at March 28, 1997, instead of a two-week accrual at June 27, 1997. Accrued expenses and other liabilities declined due to payment of accrued interest on debt, application of client advances and deferred payments made on several acquisitions.

The Company has $79,789 available for borrowing in U.S. dollars, offshore foreign currencies or foreign domestic currencies, and for the issuance of letters of credit and purchase of foreign currency exchange contracts. As of June 27, 1997, under these lines, the Company had borrowings of $20,500, and standby letters of credit totaling $15,526 principally for project performance, advance payment guarantees and the Company's domestic insurance program.

While the Company anticipates continuing capital requirements to support growth and diversification of services, funding of acquisitions and new ventures, management believes that cash generated from operations and existing lines of credit will be sufficient to meet requirements for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:

Not applicable.
                   Part II.  Other Information


Item 2.  Changes in Securities

On March 29, 1997, the Company issued from its treasury 6,100 shares of its common stock to its non-employee directors. A portion of the directors' fees and meeting fees, in the amount of $77,500, and cash of $1,038 was the consideration for this purchase. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were offered and sold in a transaction that did not involve a public offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

         (b) There have been no reports on Form 8-K filed during the quarter of which this report on Form 10-Q is being filed.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 DAMES & MOORE, INC.



Date: August 5, 1997                             ARTHUR C. DARROW
                                                 --------------------------
                                                 Arthur C. Darrow
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date: August 5, 1997                             MARK A. SNELL
                                                 --------------------------
                                                 Mark A. Snell
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



Date: August 5, 1997                             LESLIE S. PUGET
                                                 --------------------------
                                                 Leslie S. Puget
                                                 Corporate Controller
                                                 (Principal Accounting Officer)

                         EXHIBIT INDEX

Exhibit
Number        Description

 27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.