Form 10-Q
period 1997-09-26
DAMES & MOORE INC /DE/
filed 1997-11-07
CIK 878549

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 26, 1997


                                OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from __________________ to ______________


                  Commission File Number 1-11075


                       DAMES & MOORE GROUP
      (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                 95-4316617
 (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)


       911 Wilshire Blvd., Suite 700, Los Angeles, California 90017 (Address, including Zip Code, of Principal Executive Offices)


                               (213) 996-2200
           (Registrant's Telephone Number, Including Area Code)





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                                ---

As of October 31, 1997, 18,019,091 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

                  Part I.  Financial Information

Item 1.  Financial Statements

                       DAMES & MOORE GROUP

     Condensed Consolidated Statements of Financial Position
        (In thousands, except share and per share amounts)
                           (Unaudited)
                                                   Sept. 26,       March 28,
Assets                                               1997            1997
Current:                                           ---------      ---------
   Cash and cash equivalents                       $ 14,371       $ 12,726
   Marketable securities                                  -          5,984

   Billed accounts receivable, net of allowance
     for doubtful accounts of: $3,336 and $3,001    125,778        114,126
   Billed contract retentions                         9,891          5,095
   Unbilled                                          65,402         56,491
                                                   ---------      ---------
                                                    201,071        175,712

   Deferred income taxes                              4,218          4,135
   Prepaid expenses and other assets                 12,674          9,697
                                                   ---------      ---------
         Total current assets                       232,334        208,254

Property and equipment, net                          19,802         19,594
Goodwill of acquired businesses, net                116,671        109,626
Investments in affiliates                             4,210          9,270
Other assets                                          9,188         11,538
                                                   ---------      ---------
                                                   $382,205       $358,282
Liabilities and shareholders' equity               =========      =========
Current:
   Current portion of long-term debt               $ 12,973       $ 11,560
   Accounts payable                                  32,654         23,021
   Accrued payroll and employee benefits             28,005         24,784
   Current income taxes payable                       3,708          3,145
   Accrued expenses and other liabilitie             26,284         30,354
                                                   ---------      ---------
         Total current liabilities                  103,624         92,864

Long-term debt                                      132,010        128,542
Other long-term liabilities                           6,474          5,253
Contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value,
     shares authorized: 1,000,000
     shares issued: none                                                -
   Common stock and capital in excess of $0.01
     par value, shares authorized: 27,000,000
     shares issued: 22,747,000 and 22,726,000       107,526        107,242
   Retained earnings                                 96,730         87,979
   Treasury stock: 4,728,000 and 4,714,000          (63,243)       (63,070)
   Other shareholders' equity                          (916)          (528)
                                                   ---------      ---------
         Total shareholders' equity                 140,097        131,623
                                                   ---------      ---------
                                                   $382,205       $358,282
                                                   =========      =========

See accompanying notes to condensed consolidated financial statements.

                       DAMES & MOORE GROUP

          Condensed Consolidated Statements of Earnings
             (In thousands, except per share amounts)
                           (Unaudited)


                                     Three Months Ended     Six Months Ended
                                     ------------------    ------------------
                                     Sept. 26, Sept. 27,   Sept. 26, Sept. 27,
                                        1997     1996        1997      1996
                                     --------  --------    --------   --------
Gross revenues                       $176,214  $163,110    $347,985   $317,948
   Direct costs of outside services    52,824    47,737     104,520     94,460
                                     --------- ---------   ---------  ---------
Net revenues                          123,390   115,373     243,465    223,488
                                     --------- ---------   ---------  ---------
Operating expenses:
   Salaries and related costs          85,246    80,400     169,396    155,929
   General expenses                    23,851    20,237      45,877     40,907
   Depreciation and amortization        2,283     2,253       4,417      4,062
   Amortization of goodwill             1,097       955       2,305      1,853
                                     --------- ---------   ---------  ---------
                                      112,477   103,845     221,995    202,751
                                     --------- ---------   ---------  ---------
Earnings from operations               10,913    11,528      21,470     20,737

   Investment and other income            453       341         346      1,154
   Interest expense                    (2,541)   (1,434)     (5,004)    (2,894)
                                     --------- ---------   ---------  ---------
Earnings before income taxes            8,825    10,435      16,812     18,997
   Income taxes                         3,674     4,413       6,976      7,995
                                     --------- ---------   ---------  ---------
Net earnings                         $  5,151  $  6,022    $  9,836   $ 11,002
                                     ========= =========   =========  =========

Earnings per share                   $   0.29  $   0.28    $   0.55   $   0.51
                                     ========= =========   =========  =========
Cash dividends declared per share    $   0.03  $   0.03    $   0.06   $   0.06
                                     ========= =========   =========  =========
Weighted average number of shares      18,011    21,823      18,016     21,717
                                     ========= =========   =========  =========

See accompanying notes to condensed consolidated financial statements.

                      DAMES & MOORE GROUP

         Condensed Consolidated Statements of Cash Flows
                        (In thousands)
                          (Unaudited)

                                                        Six Months Ended
                                                      ---------------------
                                                      Sept. 26,    Sept. 27,
                                                        1997         1996
Cash flows from operating activities:                 ---------    --------
 Net earnings                                         $  9,836     $11,002
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                       6,883       6,023
     Provision for losses on accounts receivable           529         459
     Unrealized (gain) on marketable securities              -         (16)
     Loss (earnings) of equity investments                 284        (188)
     Deferred income taxes                                 474         237
     Change in assets and liabilities, net of
       effects of purchases of businesses:
         Marketable securities                           5,984       8,684
         Accounts receivable                           (22,266)    (20,672)
         Prepaid expenses and other assets              (1,078)     (2,845)
         Income tax receivable and payable                 (41)        640
         Accounts payable and accrued expenses           4,900      (4,706)
                                                      ---------    --------
Net cash provided by (used in) operating activities      5,505      (1,382)
                                                      ---------    --------
Cash flows from investing activities:
 Purchases of businesses, net of cash acquired          (9,490)    (24,324)
 Purchases of property and equipment                    (3,776)     (4,585)
 Investments and other assets                             (472)     (5,727)
 Proceeds from sales of investments and other property   6,068           -
                                                      ---------    --------
Net cash (used in) investing activities                 (7,670)    (34,636)
                                                      ---------    --------
Cash flows from financing activities:
 Repayments on lines of credit                         (16,121)         -
 Proceeds from lines of credit                          21,000       5,777
 Issuance of common stock                                   44         280
 Restricted stock issued                                   200          -
 Restricted stock repurchased                              (55)         -
 Treasury stock issued                                      79          60
 Treasury stock purchased                                 (255)     (6,449)
 Dividends                                              (1,082)     (1,286)
                                                      ---------    --------
Net cash provided by (used in) financing activities      3,810      (1,618)
                                                      ---------    --------
Net (decrease) in cash and cash equivalents              1,645     (37,636)
Cash and cash equivalents, beginning of period          12,726      55,351
                                                      ---------    --------
Cash and cash equivalents, end of period              $ 14,371     $17,715
                                                      =========    ========
Supplemental disclosures of cash flow information:
 Interest paid                                        $  4,602     $   260
 Income tax paid                                         7,192       7,207
Non cash investing activities - business acquisitions    2,551       7,381

See accompanying notes to condensed consolidated financial statements.


                      DAMES & MOORE GROUP

      Notes to Condensed Consolidated Financial Statements
              (In thousands, except share amounts)



Note 1 - Basis of Presentation:

   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1997 annual report to shareholders. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of September 26, 1997 and March 28, 1997; and the results of operations for the three-month periods and the six-month periods ended September 26, 1997 and September 27, 1996. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1998 fiscal year presentation.

   The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

   Fiscal Year:

   The Company uses a 52-53 week fiscal year ending the last Friday in March. The six-month periods ended September 26, 1997 and September 27, 1996 were each comprised of 26 weeks.

Note 2 - Restructuring Costs:

   During the fourth quarter of fiscal 1997, the Company recorded a provision of $2,651 pretax, for the restructuring of its international operations, and construction and project management subsidiary. At September 26, 1997 approximately $1,483 of these costs had been expended, leaving a balance of $1,168 to be expended to complete the restructuring.

Note 3 - Shareholders' Equity:

   During the first two quarters of fiscal 1998, the Company has declared quarterly cash dividends of $0.03 per share on its common stock, totaling $1,082, and issued 23,300 shares and repurchased 5,000 shares of Restricted Stock under its Amended and Restated 1991 Long-Term Incentive Plan.

   The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During the first two quarters the Company reacquired 21,009 shares of its common stock, and reissued 6,100 shares of treasury stock. As of September 26, 1997, in addition to the private acquisition of 3,700,000 shares of the Company's common stock from Hochtief AG, the Company has repurchased 1,839,709 shares and reissued 811,440 shares.

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

Acquisitions and Operations

During the first quarter of fiscal 1998, the Company acquired SRA Technologies, Inc., a professional services company providing specialized clinical laboratory services, contract research, analysis and management services to both government and commercial clients in the areas of life sciences, environmental health service studies, and energy. During the second quarter of fiscal 1998, the Company commenced operations in Puerto Rico with its agreement to purchase Lebron Associates, an engineering firm that provides expertise in transportation, civil, architectural, industrial and environmental engineering. This acquisition was completed in October of 1997.

All acquisitions are accounted for as purchases; accordingly, the difference between the purchase cost and the fair value of the net assets of acquired businesses is amortized on a straight-line basis over various periods not exceeding 40 years. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

Results of Operations

Second Quarter 1998 Compared with Second Quarter 1997

The Company uses a 52-53 week fiscal year ending the last Friday in March. The second quarter for both fiscal year 1998 and 1997 were comprised of 13 weeks.

                                         1998         Increase        1997
                                       --------       --------      --------
Net Revenues                           $123,390         6.95%       $115,373

The 6.95% increase in net revenues in the second quarter of 1998 as compared to the second quarter of 1997 is a result of the Company's fiscal 1998 acquisitions, which contributed $5,579 of the increase, or 4.84%.
The remaining increase of $2,438, or 2.11%, represents growth from the Company's existing lines of business.

                                         1998         Increase       1997
                                        -------       --------     -------
Salaries and Related Costs              $85,246         6.0%       $80,400

Salaries and related costs increased by 6.0% in the second quarter of 1998 as compared to the second quarter of 1997. Acquisitions completed in fiscal 1998 represent $3,575, or 4.45%, of this increase. The remaining increase represents increased hiring, primarily where net revenues have been growing, and annual salary increases. Salaries and related costs represent 69.1% and 69.7% of net revenues for the second quarters of 1998 and 1997, respectively.

                                         1998         Increase        1997
                                       -------        --------       -------
General Expenses                       $23,851          17.9%        $20,237

Acquisitions completed in fiscal 1998 accounted for an increase of $1,486, or 7.34%, in general expenses. While general expenses were atypically low in fiscal 1997, the remaining increase represents several non-recurring charges from currency fluctuations, consultant charges, claims and increased provisions for bad debts. As a percentage of net revenues, general expenses represent 19.3% and 17.5% of net revenues for the second quarters of 1998 and 1997, respectively.

                                         1998         Increase        1997
                                        ------        --------        ----
Amortization of Goodwill                $1,097         14.9%          $955

Amortization of goodwill increased $52, or 5.4%, due to fiscal 1998 acquisitions, with the balance attributable to the resolution of additional contingent amounts due to previously acquired companies; future acquisitions will continue this trend.

                                         1998         Decrease        1997
                                       -------        --------      -------
Earnings from Operations               $10,913         (5.3%)       $11,528

The Company's operating margin as a percentage of net revenues was 8.8% and 10% for the second quarters of 1998 and 1997, respectively.

                                         1998         Increase        1997
                                         ----         --------        ----
Investment and Other Income              $453          32.8%          $341

The increase in investment and other income is a result of higher earnings from unconsolidated subsidiaries.

                                         1998         Increase        1997
                                        ------        --------       ------
Interest Expenses                       $2,541          77.3%        $1,434

The Company's stock repurchases and funding of acquisitions have been financed with long-term debt. The Company's borrowings have increased from $83,328 at September 27, 1996 to $144,983 at September 26, 1997, resulting in higher interest costs. Consequently, interest expense has and may continue to increase. See "Liquidity and Capital Resources."

                                         1998          Decrease        1997
                                        ------         --------       ------
Income Taxes                            $3,674         (16.8%)        $4,413

Income taxes as a percentage of earnings before income taxes were 41.6% and 42.3% for the second quarters of 1998 and 1997, respectively.

                                         1998         Decrease        1997
                                        ------        --------       ------
Net Earnings                            $5,151         (14.5%)       $6,022

Net earnings as a percentage of net revenues were 4.2% and 5.2% for the second quarters of 1998 and 1997, respectively. The decrease as a percentage of net revenues is primarily due to increased interest costs resulting from debt financing for acquisitions and the repurchase of the Company's common stock.

First Two Quarters 1998 Compared with First Two Quarters 1997

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first two quarters for both fiscal year 1998 and 1997 were each comprised of 26 weeks.

                                           1998         Increase        1997
                                         --------       --------      --------
Net Revenues                             $243,465         8.94%       $223,488

The 8.94% increase in net revenues in the first two quarters of 1998 as compared to the first two quarters of 1997 is primarily a result of fiscal 1997 and 1998 acquisitions, which contributed $13,908 of the increase, or 6.22%. The remaining increase of $6,069, or 2.72%, represents growth from the Company's existing lines of business.


                                        1998         Increase        1997
                                       --------       --------      --------
Salaries and Related Costs             $169,396         8.6%        $155,929

Salaries and related costs increased by 8.6% in the first two quarters of 1998 as compared to the first two quarters of 1997. Acquisitions completed in fiscal 1997 and 1998 represent $9,025, or 5.8%, of this increase. The remaining increase represents increased hiring, primarily where net revenues have been growing, and annual salary increases. Salaries and related costs represent 69.6% and 69.8% of net revenues for the first two quarters of 1998 and 1997, respectively.

                                         1998         Increase        1997
                                       -------        --------       -------
General Expenses                       $45,877          12.2%        $40,907

Acquisitions completed in fiscal 1997 and 1998 accounted for an increase of $3,310, or 8.09%, in general expenses. Consultant fees, claims, and currency fluctuations represent the balance of the increase in general expenses. As a percentage of net revenues, general expenses represent
18.8% and 18.3% of net revenues for the first two quarters of 1998 and 1997, respectively.

                                         1998         Increase        1997
                                        ------        --------       ------
Depreciation and Amortization           $4,417          8.7%         $4,062

Fiscal 1997 and 1998 acquisitions were responsible for $291, or 7.2%, of the increase in depreciation and amortization. The balance of the increase
is due to new purchases of property and equipment.   Depreciation and
amortization represents 1.8% of net revenues for the first two quarters of 1998 and 1997.

                                        1998          Increase        1997
                                       ------         --------       ------
Amortization of Goodwill               $2,305           24.4%        $1,853

Amortization of goodwill increased $198, or 10.7%, due to the Company's fiscal 1997 and 1998 acquisitions, future acquisitions will continue this trend. The balance of the increase is due to the write-off of the remaining goodwill of a previously acquired small business which has been discontinued.

                                         1998         Increase        1997
                                        -------       --------       -------
Earnings from Operations                $21,470         3.5%         $20,737

The Company's operating margin as a percentage of net revenues was 8.8% and 9.3% for the first two quarters of 1998 and 1997, respectively.

                                         1998         Decrease        1997
                                         ----         --------       ------
Investment and Other Income              $346         (70.0%)        $1,154

The decline in investment and other income reflects a reduction of interest income from the interim investment of long-term borrowings that was awaiting deployment to fund acquisitions and stock repurchases. In 1997 the Company acquired the majority interest in a company in which it had previously held a minority interest; as a result their operating results are now a part of earnings from operations. The balance of the change represents losses from Dames & Moore Ventures which had just commenced operations in the first quarter of 1997.

                                         1998         Increase        1997
                                        ------        --------       ------
Interest Expenses                       $5,004          72.9%        $2,894

The Company's stock repurchases and funding of acquisitions have been financed with long-term debt. Accordingly, interest expense has increased and may continue to increase. See "Liquidity and Capital Resources."

                                         1998         Decrease        1997
                                        ------        --------       ------
Income Taxes                            $6,976        (12.8%)        $7,995

Income taxes as a percentage of earnings before income taxes were 41.5% and 42.1% for the first two quarters of 1998 and 1997, respectively.


                                        1998         Decrease        1997
                                        ------        --------      -------
Net Earnings                            $9,836         (10.6%)      $11,002

Net earnings as a percentage of net revenues were 4.0% and 4.9% for the first two quarters of 1998 and 1997, respectively. The decrease as a percentage of net revenues is primarily due to increased interest costs resulting from debt financing for acquisitions and the repurchase of the Company's common stock.

Liquidity and Capital Resources

Cash and cash equivalents total $14,371 at September 26, 1997, compared to $12,726 at March 28, 1997. The Company's working capital of $128,710 at September 26, 1997 has grown from $115,390 at March 28, 1997. The primary sources of cash during the first two quarters of 1998 consisted of funds from operations of $5,505, proceeds from sales of investments and other property of $6,068 and net proceeds from lines of credit of $4,879. The primary uses of cash in the first two quarters of 1998 consisted of acquisitions totaling $9,490.

The changes in the balance sheet accounts are in part due to the inclusion of newly acquired companies. The increase in accounts receivable is a reflection of both higher revenues and a longer collection cycle. The sale of the Company's investment in Glencoe Insurance Ltd. accounts for the reduction in investments in affiliates. The growth in accounts payable represents a higher volume of direct costs of outside services and a correlation of payables with the Company's receivable collection cycle.

The Company has $79,628 available for borrowing in U.S. dollars, offshore foreign currencies or foreign domestic currencies, and for the issuance of letters of credit and purchase of foreign currency exchange contracts. As of September 26, 1997, under these lines, the Company had borrowings of $24,500, and standby letters of credit totaling $15,540 principally for project performance, advance payment guarantees and the Company's domestic insurance program.

While the Company anticipates continuing capital requirements to support growth and diversification of services, funding of acquisitions, and new ventures, management believes that cash generated from operations and existing lines of credit will be sufficient to meet requirements for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:

Not applicable.
                       Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 11, 1997. Ten directors were elected to hold office for the coming year. The following table lists the number of votes cast for or withheld from each:

                                   FOR           WITHHELD
                                ----------       --------
  U. M. Burns                   14,330,766        960,097
  R. F. Clarke                  14,448,313        842,550
  A. C. Darrow                  14,447,001        843,862
  G. R. Krieger                 14,437,325        853,538
  G. D. Leal                    14,434,234        856,629
  A. E. Macdonald               14,439,580        851,283
  A. R. Moore                   14,140,776      1,150,087
  M. R. Peevey                  13,945,684      1,345,179
  H. Peipers                    14,335,864        954,999
  R. M. Perry                   14,141,570      1,149,293

A proposal to amend the Restated Certificate of Incorporation to change the Company's name to Dames & Moore Group was ratified and received the following votes:

                                        VOTES
                                     ----------
  For:                               15,229,020
  Against:                               57,843
  Abstain:                                4,000

A proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock and common stock, was not ratified since it did not receive the two-thirds majority required, it received the following votes:

                                        VOTES
                                      ---------
  For:                                7,877,817
  Against:                            5,343,281
  Abstain:                                6,799

A proposal to amend the Restated Certificate of Incorporation to provide that the Board of Directors shall consist of not less than eight nor more than twelve directors, with the exact number of directors to be determined by the Board of Directors, was ratified and received the following votes.

                                        VOTES
                                     ----------
  For:                               12,798,343
  Against:                              425,622
  Abstain:                               14,421

A proposal to amend the Restated Certificate of Incorporation to eliminate the requirement of a supermajority vote by shareholders, was ratified and received the following votes:

                                        VOTES
                                     ----------
  For:                               12,274,424
  Against:                              859,828
  Abstain:                              104,135

There were no broker non-votes for the election of directors or any of the proposals.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         Exhibit 3(i) Articles of Incorporation
         Exhibit 3(ii) Bylaws
         Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

  (b) There have been no reports on Form 8-K filed during the quarter of which this report on Form 10-Q is being filed.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             DAMES & MOORE GROUP





Date: November 4, 1997                       /s/ ARTHUR C. DARROW
                                             --------------------------
                                             Arthur C. Darrow
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)





Date: November 4, 1997                      /s/ MARK A. SNELL
                                            --------------------------
                                            Mark A. Snell
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)





Date: November 4, 1997                      /s/ LESLIE S. PUGET
                                            -------------------------
                                            Leslie S. Puget
                                            Corporate Controller
                                            (Principal Accounting Officer)

                         EXHIBIT INDEX



Exhibit
Number       Description
------       -----------

3(i)         Articles of Incorporation

3(ii)        Bylaws

27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange
             Commission.