Form 10-Q/A
period 1997-09-26
DAMES & MOORE INC /DE/
filed 1997-11-12
CIK 878549

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                      FORM 10-Q/A AMENDMENT



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





                                             DAMES & MOORE GROUP





Date: November 10, 1997                       /s/ ARTHUR C. DARROW
                                             --------------------------
                                             Arthur C. Darrow
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)





Date: November 10, 1997                      /s/ MARK A. SNELL
                                            --------------------------
                                            Mark A. Snell
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)





Date: November 10, 1997                      /s/ LESLIE S. PUGET
                                            -------------------------
                                            Leslie S. Puget
                                            Corporate Controller
                                            (Principal Accounting Officer)