Form 10-Q
period 1997-12-26
DAMES & MOORE INC /DE/
filed 1998-02-06
CIK 878549

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 26, 1997


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

                                Yes   X      No
                                     ---
As of February 2 1998, 18,014,091 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.

                          Part I.  Financial Information
Item 1.  Financial Statements
                               DAMES & MOORE GROUP
             Condensed Consolidated Statements of Financial Position
               (In thousands, except share and per share amounts)
                                  (Unaudited)

Assets                                             Dec. 26,       March 28,
Current:                                             1997           1997
                                                   --------       --------
 Cash and cash equivalents                         $ 12,950       $ 12,726
 Marketable securities                                 -             5,984

 Billed accounts receivable, net of allowance
   for doubtful accounts of: $4,351 and $3,001      129,941        114,126
 Billed contract retentions                          10,574          5,095
 Unbilled                                            61,339         56,491
                                                   --------       --------
                                                    201,854        175,712

 Deferred income taxes                                2,909          4,135
 Prepaid expenses and other assets                    9,502          9,697
                                                   --------       --------
         Total current assets                       227,215        208,254

Property and equipment, net                          20,886         19,594
Goodwill of acquired businesses, net                118,738        109,626
Investments in affiliates                             4,638          9,270
Other assets                                         10,658         11,538
                                                   --------       --------
                                                   $382,135       $358,282
                                                   ========       ========
Liabilities and shareholders' equity
Current:
 Current portion of long-term debt                 $  2,919       $ 11,560
 Accounts payable                                    33,543         23,021
 Accrued payroll and employee benefits               31,373         24,784
 Current income taxes payable                         4,221          3,145
 Accrued expenses and other liabilities              21,726         30,354
                                                   --------       --------
         Total current liabilities                   93,782         92,864

Long-term debt                                      137,010        128,542
Other long-term liabilities                           6,600          5,253
Contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value,
   shares authorized: 1,000,000
   shares issued: none
 Common stock and capital in excess of $0.01
   par value, shares authorized: 27,000,000
   shares issued: 22,742,000 and 22,726,000         107,531        107,242
 Retained earnings                                  101,342         87,979
 Treasury stock: 4,728,000 and 4,714,000            (63,243)       (63,070)




 Other shareholders' equity                            (887)          (528)
                                                   --------       --------
         Total shareholders' equity                 144,743        131,623
                                                   --------       --------
                                                   $382,135       $358,282
                                                   ========       ========

See accompanying notes to condensed consolidated financial statements.

                              DAMES & MOORE GROUP

                 Condensed Consolidated Statements of Earnings
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                 ------------------      -------------------
                                 Dec. 26,  Dec. 27,      Dec. 26,   Dec. 27,
                                   1997      1996          1997       1996
                                 --------  --------      --------   --------
Gross revenues                   $174,974  $168,350      $522,959   $486,299
   Direct costs of
     outside services              55,741    53,641       160,261    148,101
                                 --------   -------       -------    -------
   Net revenues                   119,233   114,709       362,698    338,198
                                 --------   -------       -------    -------
Operating expenses:
   Salaries and related costs      82,092    78,359       251,488    234,288
   General expenses                22,394    22,304        68,272     63,211
   Depreciation and amortization    2,368     2,217         6,785      6,280
   Amortization of goodwill         1,135     1,029         3,440      2,882
                                 --------  --------      --------   --------
                                  107,989   103,909       329,985    306,661
                                 --------  --------      --------   --------
Earnings from operations           11,244    10,800        32,713     31,537

   Investment and other income        190       545           537      1,698
   Interest expense                (2,640)   (2,097)       (7,644)    (4,990)
                                 --------  --------      --------   --------
Earnings before income taxes        8,794     9,248        25,606     28,245
   Income taxes                     3,641     3,612        10,617     11,606
                                 --------  --------      --------   --------
Net earnings                     $  5,153  $  5,636      $ 14,989   $ 16,639
                                 ========  ========      ========   ========
Cash dividends declared
  per share                      $   0.03  $   0.03      $   0.09   $   0.09
                                 ========  ========      ========   ========

Earnings per share - Basic       $   0.29  $   0.28      $   0.84   $   0.79
                                 ========  ========      ========   ========
Earnings per share - Diluted     $   0.29  $   0.28      $   0.83   $   0.78
                                 ========  ========      ========   ========

See accompanying notes to condensed consolidated financial statements.

                             DAMES & MOORE GROUP
               Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                 Nine Months Ended
                                                --------------------
                                                Dec. 26,    Dec. 27,
                                                  1997        1996
                                                --------    --------
Cash flows from operating activities:
 Net earnings                                   $ 14,989    $ 16,639
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization                10,472       9,325
     Unrealized (gain) on marketable securities      -           (16)
     (Earnings) loss on equity investments           366        (164)
     Deferred income taxes                         1,777        (754)
     Change in assets and liabilities, net of
       effects of purchases of businesses:
         Marketable securities                     5,984       5,945
         Accounts receivable                     (23,285)    (21,917)
         Prepaid expenses and other assets          (377)     (1,967)
         Income tax receivable and payable          (472)        408
         Accounts payable and accrued expenses     5,631       3,315
                                                --------    --------
Net cash provided by operating activities         15,085      10,814
                                                --------    --------
Cash flows from investing activities:
 Purchases of businesses, net of cash acquired   (13,232)    (24,159)
 Purchases of property and equipment              (6,802)     (7,067)
 Investments and other assets                          8      (5,987)
 Proceeds from sales of investments and
   other property                                  6,911         -
                                                --------    --------
Net cash (used in) investing activities          (13,115)    (37,213)
                                                --------    --------
Cash flows from financing activities:
 Repayments on lines of credit                   (21,002)        -
 Proceeds from debt instruments                   21,000      52,831
 Issuance of common stock                            245         357
 Stock repurchased                                  (367)    (57,603)
 Dividends                                        (1,622)     (1,829)
                                                --------    --------
Net cash (used in) financing activities           (1,746)     (6,244)
                                                --------    --------
Net increase (decrease) in cash and
  cash equivalents                                   224     (32,643)
Cash and cash equivalents, beginning of period    12,726      55,351
                                                --------    --------
Cash and cash equivalents, end of period        $ 12,950    $ 22,708
                                                ========    ========

Supplemental disclosures of cash flow information:
 Interest paid                                  $  9,228    $  2,990
 Income tax paid                                   9,634      10,629
Non cash investing activities -
  business acquisitions                            2,392       8,259

See accompanying notes to condensed consolidated financial statements.

                            DAMES & MOORE GROUP

             Notes to Condensed Consolidated Financial Statements
                    (In thousands, except share amounts)

Note 1 - Basis of Presentation:

   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1997 annual report to shareholders. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of December 26, 1997 and March 28, 1997; and the results of operations for the three-month periods and the nine-month periods ended December 26, 1997 and December 27, 1996. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1998 fiscal year presentation.

   The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

   Fiscal Year:

   The Company uses a 52-53 week fiscal year ending the last Friday in March. The nine-month periods ended December 26, 1997 and December 27, 1996 were each comprised of 39 weeks.

Note 2 - Restructuring Costs:

   During the fourth quarter of fiscal 1997, the Company recorded a provision of $2,651 pretax, for the restructuring of its international operations, and construction and project management subsidiary. At December 26, 1997 approximately $1,662 of these costs had been expended, leaving a balance of $989 to be expended to complete the restructuring.

Note 3 - Long-term Debt:

   The Company has amended its bank credit agreements. The Company has $74,610 available for borrowing in U.S. dollars, offshore foreign currencies or foreign domestic currencies, and for the issuance of letters of credit and purchase of foreign currency exchange contracts. Interest is charged under several options, including the bank's reference rate or at LIBOR plus a spread, at the Company's option. The agreements contain limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as maintenance of certain financial ratios and minimum net worth requirements. Such requirements were satisfied as of December 26, 1997. As of December 26, 1997, under these lines, the Company had borrowings of $18,360, and standby letters of credit totaling $18,137 principally for project performance, advance payment guarantees and the Company's domestic insurance program. The lines of credit mature as follows: $6,600 in August 1998, $14,810 in February 1999, and $53,200 in January 2001.

                              DAMES & MOORE GROUP

                   Condensed Consolidated Statements of Earnings
                     (In thousands, except per share amounts)
                                  (Unaudited)


Note 4 - Shareholders' Equity:

   During the first three quarters of fiscal 1998, the Company has declared quarterly cash dividends of $0.03 per share on its common stock, totaling $1,622. Under the Company's Amended and Restated 1991 Long-Term Incentive Plan, it issued 23,300 shares and repurchased 10,000 shares of Restricted Stock; additionally, stock options for 3,752 common shares were exercised.

   The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During the first three quarters the Company reacquired 21,009 shares of its common stock, and reissued 6,100 shares of treasury stock. As of December 26, 1997, in addition to the private acquisition of 3,700,000 shares of the Company's common stock from Hochtief AG on November 19, 1996, the Company has repurchased 1,839,709 shares and reissued 811,440 shares.

Note 5 - Earnings Per Share (EPS):

   The following is a reconciliation of the weighted average shares outstanding used for computing basic and diluted EPS.

                               Three   Months  Ended      Nine  Months Ended
                               ---------------------      ------------------
                               Dec. 26,     Dec. 27,      Dec. 26,  Dec. 27,
                                1997          1996         1997      1996
                               --------     --------      --------  --------
   Weighted average shares -
     Basic EPS               17,873,040   20,062,803    17,882,430 21,072,029
   Dilutive Securities:
     Restricted stock           128,283      125,073       127,428    122,778
     Stock options               29,766       65,310        29,817     27,110
   Weighted average shares - ----------   ----------    ---------- ----------
     Diluted EPS             18,031,089   20,253,186    18,039,675 21,221,917
                             ==========   ==========    ========== ==========

   Stock options to purchase 950,670 and 967,680 shares of common stock as of December 26, 1997 and December 27, 1996, respectively, were outstanding but were not included in the computation of diluted EPS because the stock options' exercise price was greater than the average market price of the common shares.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) potential liability for consulting services relating to toxic and hazardous materials and the ability to insure such risks; (c) dependence on environmental regulation including decreased revenues that may result from a reduction in laws, regulations and programs related to environmental issues or from changes in governmental policies regarding the funding, implementation or enforcement of such laws, regulations and programs; (d) increasing competition faced by the Company in its service areas; and (e) periodic fluctuations in general business conditions, demand for the types of services provided by the Company, and foreign operations. For further information, see Exhibit 99.

Acquisitions and Operations

During the first quarter of fiscal 1998, the Company acquired SRA Technologies, Inc., a professional services company providing specialized clinical laboratory services, contract research, analysis and management services to both government and commercial clients in the areas of life sciences, environmental health service studies, and energy. During the second quarter of fiscal 1998, the Company commenced operations in Puerto Rico with its agreement to purchase Lebron Associates, an engineering firm that provides expertise in transportation, civil, architectural, industrial and environmental engineering. This acquisition was completed in October 1997. The acquisition of DMG Environmental, Inc., a small environmental consulting firm, was also completed in October 1997.

All acquisitions are accounted for as purchases; accordingly, the difference between the purchase cost and the fair value of the net assets of acquired businesses is amortized on a straight-line basis over various periods not exceeding 40 years. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

Results of Operations

Third Quarter 1998 Compared with Third Quarter 1997

The Company uses a 52-53 week fiscal year ending the last Friday in March. The third quarters for both fiscal years 1998 and 1997 were comprised of 13 weeks.

                                          1998       Increase       1997
                                        --------     --------     --------
Net Revenues                            $119,233       3.94%      $114,709

The 3.94% increase in net revenues in the third quarter of 1998 as compared to the third quarter of 1997 is primarily a result of the Company's fiscal 1998 acquisitions, which contributed $3,534 of the increase, or 3.08%. The remaining increase of $990, or .86%, represents growth in the Company's construction and project management, demolition, and international business groups.

                                          1998       Increase       1997
                                        --------     --------     --------
Salaries and Related Costs              $ 82,092        4.76%     $ 78,359

Salaries and related costs increased by 4.76% in the third quarter of 1998 as compared to the third quarter of 1997. Acquisitions completed in fiscal 1998 represent $1,974, or 2.52%, of this increase. The remaining increase represents increased hiring, primarily where net revenues have been growing, and annual salary increases. Salaries and related costs represent 68.9% and 68.3% of net revenues for the third quarters of 1998 and 1997, respectively.

                                          1998       Increase       1997
                                        --------     --------    --------
Amortization of Goodwill                $  1,135       10.25%    $  1,029

Amortization of goodwill increased $81, or 7.85%, due to fiscal 1998 acquisitions, with the balance attributable to the resolution of additional contingent amounts due to previously acquired companies; future acquisitions will continue this trend.

                                          1998       Increase       1997
                                        --------     --------    --------
Earnings from Operations                $ 11,244        4.11%    $ 10,800

The increase in earnings from operations is due to fiscal 1998 acquisitions. The Company's operating margin as a percentage of net revenues were 9.4% for the third quarters of 1998 and 1997.

                                          1998       Decrease       1997
                                        --------     --------    --------
Investment and Other Income             $    190     (65.04%)    $    545

The decrease in investment and other income reflects a reduction of interest income from the interim investment of long-term borrowings that was awaiting deployment to fund acquisitions and stock repurchases.

                                          1998       Increase       1997
                                        --------     --------    --------
Interest Expenses                       $  2,640      25.93%     $  2,097

The Company's stock repurchases and funding of acquisitions have been financed with long-term debt. The Company's borrowings have increased from $130,382 at December 27, 1996 to $139,929 at December 26, 1997, resulting in higher interest costs. Consequently, interest expense has and may continue to increase. See "Liquidity and Capital Resources".

                                          1998       Increase       1997
                                        --------     --------    --------
Income Taxes                            $  3,641      .81%        $  3,612

Income taxes as a percentage of earnings before income taxes were 41.4% and 39.1% for the third quarters of 1998 and 1997, respectively. The Company's U.S. tax returns were finalized in the third quarter of both fiscal years, which typically results in small adjustments that slightly skew the quarters' tax rate.

                                          1998       Decrease       1997
                                        --------     --------    --------
Net Earnings                            $  5,153     (8.58%)      $  5,636

Net earnings as a percentage of net revenues were 4.3% and 4.9% for the third quarters of 1998 and 1997, respectively. The decrease as a percentage of net revenues is primarily due to increased interest costs resulting from debt financing for acquisitions and the repurchase of the Company's common stock.

First Three Quarters 1998 Compared with First Three Quarters 1997

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first three quarters for both fiscal years 1998 and 1997 were each comprised of 39 weeks.

                                          1998       Increase       1997
                                        --------     --------    --------
Net Revenues                            $362,698      7.24%      $338,198

The 7.24% increase in net revenues in the first three quarters of 1998 as compared to the first three quarters of 1997 is primarily a result of fiscal 1997 and 1998 acquisitions, which contributed $17,680 of the increase, or 5.23%. The remaining increase of $6,820, or 2.01%, represents growth from the Company's process and multidisciplinary engineering, construction and project management, demolition, and international business groups.

                                          1998       Increase       1997
                                        --------     --------     --------
Salaries and Related Costs              $251,488      7.34%       $234,288

Salaries and related costs increased by 7.34% in the first three quarters of 1998 as compared to the first three quarters of 1997. Acquisitions completed in fiscal 1997 and 1998 represent $11,130, or 4.75%, of this increase. The remaining increase represents additional hiring, primarily where net revenues have been growing, and annual salary increases. Salaries and related costs represent 69.3% of net revenues for the first three quarters of 1998 and 1997.

                                          1998       Increase       1997
                                        --------     --------     --------
General Expenses                        $ 68,272      8.01%       $ 63,211

Acquisitions completed in fiscal 1997 and 1998 accounted for an increase of $4,290, or 6.8%, in general expenses. Consultant fees, claims, and currency fluctuations represent the balance of the increase in general expenses. As a percentage of net revenues, general expenses represent 18.8% and 18.7% of net revenues for the first three quarters of 1998 and 1997, respectively.

                                          1998       Increase       1997
                                        --------     --------     --------
Depreciation and Amortization           $  6,785      8.05%       $  6,280

Fiscal 1997 and 1998 acquisitions were responsible for $420, or 6.7%, of the increase in depreciation and amortization. The balance of the increase is due
to new purchases of property and equipment.   Depreciation and amortization
represents 1.9% of net revenues for the first three quarters of 1998 and 1997.

                                          1998       Increase       1997
                                        --------     --------     --------
Amortization of Goodwill                $  3,440      19.34%      $  2,882

Amortization of goodwill increased $289, or 10%, due to the Company's fiscal 1997 and 1998 acquisitions; future acquisitions will continue this trend.
The balance of the increase is due to the write-off of the remaining goodwill of a previously acquired small business, which has been discontinued and the resolution of additional contingent amounts due to previously acquired companies.

                                          1998       Increase       1997
                                        --------     --------     --------
Earnings from Operations                $ 32,713      3.73%       $ 31,537

The increase in earnings from operations is due to fiscal 1997 and 1998 acquisitions. The Company's operating margin as a percentage of net revenues were 9.0% and 9.3% for the first three quarters of 1998 and 1997, respectively.

                                          1998       Decrease      1997
                                        --------     --------     --------
Investment and Other Income             $    537     (68.41%)     $  1,698

The decline in investment and other income reflects a reduction of interest income from the interim investment of long-term borrowings that was awaiting deployment to fund acquisitions and stock repurchases. In 1997 the Company acquired the majority interest in a company in which it had previously held a minority interest; as a result their operating results are now a part of earnings from operations. The balance of the change represents losses from Dames & Moore Ventures, which had just commenced operations in the first quarter of 1997.

                                          1998       Increase      1997
                                        --------     --------    --------
Interest Expense                        $  7,644      53.19%     $  4,990

The Company's stock repurchases and funding of acquisitions have been financed with long-term debt. Accordingly, interest expense has increased and may continue to increase. See "Liquidity and Capital Resources".

                                          1998       Decrease      1997
                                        --------     --------    --------
Income Taxes                            $ 10,617      (8.53%)    $ 11,606

Income taxes as a percentage of earnings before income taxes were 41.5% and 41.1% for the first three quarters of 1998 and 1997, respectively.

                                          1998       Decrease      1997
                                        --------     --------    --------
Net Earnings                            $ 14,989     (9.92%)     $ 16,639

Net earnings as a percentage of net revenues were 4.1% and 4.9% for the first three quarters of 1998 and 1997, respectively. The decrease as a percentage of net revenues is primarily due to increased interest costs resulting from debt financing for acquisitions and the repurchase of the Company's common stock.

Liquidity and Capital Resources

Cash and cash equivalents total $12,950 at December 26, 1997, an increase from $12,726 at March 28, 1997. The Company's working capital of $133,433 at December 26, 1997 has grown from $115,390 at March 28, 1997. The primary sources of cash during the first three quarters of 1998 consisted of funds from operations of $15,085, and proceeds from sales of investments and other property of $6,911. The primary uses of cash in the first three quarters of 1998 consisted of acquisitions totaling $13,232.

Net cash provided by operating activities for the first three quarters of 1998 totaled $15,085 as compared to $10,814 for the first three quarters of 1997. The increase is a result of: a reduction in deferred income taxes due to temporary differences being recognized for tax purposes, and higher non-cash expenses, depreciation and amortization. The increase in accounts receivables is a reflection of both higher revenues and a longer collection cycle. The growth in accounts payable represents a higher volume of direct costs of outside services and a correlation of payables with the Company's receivable collection cycle.

Acquisitions made by the Company during the first three quarters of 1998 were smaller-sized companies than those purchased in the comparable first three quarters of 1997 and accordingly, required less cash. The sale of the Company's investment in Glencoe Insurance Ltd. generated proceeds of $5,185, in fiscal 1998. The purchase of this investment was made in fiscal 1997 for approximately $5,054.

The Company's bank credit agreements were amended and the termination dates extended. The amendment provides more flexibility on limitations on additional indebtedness, and maintenance of certain financial ratios. See
Note 3 to the Condensed Financial Statements for further information on the bank credit agreements.

While the Company anticipates continuing capital requirements to support growth and diversification of services, funding of acquisitions, and new ventures, management believes that cash generated from operations and existing lines of credit will be sufficient to meet requirements for the foreseeable future. It is also anticipated that future acquisitions may receive the Company's common stock as part of the purchase price.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk:

Not applicable.

                          Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 10.1 Third Amendment to First Amended and Restated Credit Agreement, dated November 12, 1997, between Bank of America National Trust and Savings Association and the Company.

         Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

         Exhibit 99 Risk Factors

     (b) There have been no reports on Form 8-K filed during the quarter of which this report on Form 10-Q is being filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DAMES & MOORE GROUP


Date: February 2, 1998                    /s/     ARTHUR C. DARROW
                                          ----------------------------
                                                Arthur C. Darrow
                                                 President and
                                            Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 2, 1998                    /s/        MARK A. SNELL
                                          ----------------------------
                                                  Mark A. Snell
                                          Executive Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)



Date: February 2, 1998                    /s/        LESLIE S. PUGET
                                          ----------------------------
                                                  Leslie S. Puget
                                               Corporate Controller
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX



Exhibit
Number  Description
------- -----------
10.1 Third Amendment to First Amended and Restated Credit Agreement, dated November 12, 1997, between Bank of America National Trust and Savings Association and the Company.

27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.

99      Risk Factors