Form 10-K
period 1998-03-27
DAMES & MOORE INC /DE/
filed 1998-06-19
CIK 878549

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 27, 1998
                                or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______ to ______

                      Commission File Number 1-11075

                           DAMES & MOORE GROUP
           (Exact name of registrant as specified in its charter)

            Delaware                                  95-4316617
      (State of incorporation)             (I.R.S. Employer Identification No.)

   911 Wilshire Boulevard, Suite 700
       Los Angeles, California                           90017
   (Address of principal executive offices)           (Zip Code)


                                  (213) 996-2200
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:           Name of each exchange on which registered:
 Common Stock, $0.01 par value      New York Stock Exchange
 Preferred Stock Purchase Rights    New York Stock Exchange


 Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the registrant's voting stock held by non-affiliates on June 5, 1998, based on the closing price on the New York Stock Exchange was $212,502,889. For this purpose, all executive officers and directors of the registrant were considered affiliates, as were all beneficial owners of more than 10% of the registrant's common stock. As of June 5, 1998, 18,358,430 shares of the registrant's common stock were outstanding.

                     Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on August 10, 1998 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 27, 1998.

                                   PART I
Item 1.  Business

Development of Business

Dames & Moore Group (the "Company") is the successor to the businesses of Dames & Moore, Incorporated, a Delaware corporation, and Dames & Moore, a California limited partnership. Originally organized in 1938, the Dames & Moore partnership incorporated on March 12, 1992, concurrent with a public offering and sale of 2,500,000 shares of its common stock. The Company's common stock has been publicly traded since that date and is currently listed on the New York Stock Exchange. Dames & Moore, Inc. changed its name to Dames & Moore Group in August 1997 to reflect the expanding nature of the overall company and its services in becoming a preeminent full-service engineering, consulting and construction management organization. Dames & Moore Inc. now exists as one of the Dames & Moore Group companies, focused on the general engineering and consulting business.

Since Dames & Moore's incorporation in 1992, the Company has acquired and formed a number of businesses to expand and diversify its service areas. Dames & Moore Group is currently comprised of a global network of companies including: Dames & Moore; Walk Haydel; O'Brien Kreitzberg, BRW; DecisionQuest; SRA Technologies; and Dames & Moore Ventures. Significant acquisitions and activities contributing to this expansion within the last five years are listed below:

   Aman Environmental Construction (AECI), a firm based in Covina, California, specializing in demolition, environmental remediation, and construction was acquired in April 1993.

   Hardcastle & Richards, a company based in Melbourne, Australia providing design engineering and project management services throughout Australia and South-East Asia, was acquired in March 1995.

   O'Brien Kreitzberg, a San Francisco-based company providing project and construction management, was acquired in March 1995.

   Walk Haydel, a New Orleans-based company providing project management and process/chemical engineering, was acquired in April 1995.

   Dames & Moore Ventures was established in April 1996 to make equity investments in areas which the Company has expertise.

   DecisionQuest, a Torrance, California-based company providing strategic business communications, trial strategy consulting, graphics, litigation support and behavioral science services, was acquired in May 1996.

   BRW, a Minneapolis-based firm, specializing in project planning, design and construction-phase services for transportation and infrastructure projects, was acquired in May 1996.

   HYA, an engineering firm specializing in water reclamation and reuse with main offices in Pasadena, California, was acquired in June 1996.

   Cleveland Wrecking Company (CWC), one of the largest demolition contractors in the U.S., control was obtained in March 1997 by acquiring their bank debt, secured by all assets of CWC, and foreclosing on certain assets.

   LeBron Associates, a San Juan, Puerto Rico-based firm specializing in transportation, civil, architectural, industrial and environmental engineering, was acquired in June 1997.

   SRA Technologies, a Falls Church, Virginia-based company providing research, services and products for the life sciences industry, was acquired in June 1997.

   Fourth Dimension Interactive, Inc., (4DI), providing and deploying applications for Web technology, was formed in September 1997.

   LRE Engineering, Inc., an Atlanta, Georgia-based firm specializing in civil engineering for infrastructure and transportation projects, was acquired in March 1998.

With regards to dispositions, Dames & Moore Ventures 9.9% interest in Glencoe Insurance Ltd., a company originally formed to offer earthquake insurance in California, was sold in August 1997. Glencoe's majority partner, Renaissance Reinsurance, Ltd., shifted the emphasis of the Glencoe portfolio away from the earthquake insurance market which no longer aligned with the Company's objectives.

Financial Information

Consolidated financial statements are provided in Item 8 of this Annual Report on Form 10-K.

Description of Business

The Dames & Moore Group of companies combines the resources of preeminent professional service companies and provides world-class solutions for a wide array of projects both globally and locally. These companies and their associated subsidiaries provide discrete as well as integrated full-service capabilities.

Service Areas

Dames & Moore Group's expertise spans a wide range of businesses and industries. Significant service areas include:

   General Engineering and Consulting: architecture, civil and structural engineering, geotechnical engineering, seismic risk management and earthquake engineering, mining engineering, radiological engineering, offshore engineering, electrical and instrumentation engineering, mechanical engineering, power systems engineering, water and wastewater engineering, agricultural policy and strategy, strategic environmental management, air quality and atmospheric services, environmental health and toxicology, project financial analysis, permitting and licensing, regulatory compliance, remediation, and contaminated property rehabilitation.

   Process and Chemical Engineering: process selection and optimization, conceptual designs, process engineering and design of advanced process controls, facility start-up, process safety management, pollution prevention system design, and economic feasibility studies.

   Transportation: transportation planning, traffic engineering, roadway/highway design, bridge design, transit design, intelligent transportation systems, intermodal facilities, pedestrian facilities/urban design, railroads, airports and ports and harbors.

   Construction and Program Management: program and project management, construction management, value engineering, design-build, general contracting, demolition, estimating, cost and schedule control, contract administration, quality assurance/control, dispute resolution and litigation support, and community relations.

   Specialty Engineering and Consulting in the areas of: clinical laboratory services, including contract research, analysis and management services; and communications and information services, including strategic communications, information management and technology, expert witness support, litigation support, and presentation graphics.

Dames & Moore Group marketing and business development activities take place through personnel assigned to each of the Company's offices. In addition to these local efforts, there are marketing activities focused on U.S. Federal government agencies, as well as a firmwide marketing program targeting multinational clients. These multinational clients benefit from the Company's worldwide expertise, its breadth of services, and the coordination and cross-selling activities of the Dames & Moore Group companies. These capabilities, coupled with the Company's broad distribution of global offices, allow the Company to mobilize quickly and provide timely advice to clients whose sites and decision makers are located in widely dispersed geographic areas. The Company's global resources are particularly valuable when clients find it necessary to react quickly to changing economic conditions, merger or acquisition opportunities, natural or environmental crises, or pressures imposed by governmental agencies and/or the public.

Much of the Company's environmental business is generated either directly or indirectly as a result of Federal and state laws, regulations, and programs related to environmental issues. Accordingly, a reduction of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could have a material effect on the Company's business. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal year 1998, including further deferral of congressional reauthorization of the Comprehensive Environmental Response, Compensation and Liability Act of 1980
(Superfund Act). The outlook for congressional action on Superfund legislation in fiscal year 1999 remains unclear.

The experts at Dames & Moore Group bring vision and value to every stage of project development. We understand our clients' business and help them to reach their goals, design creative solutions, engineer results, reduce risks, manage construction, control costs, and deliver results.

Clients

The Company serves a broad range of clients in both the private and public sectors, and has a history of successfully meeting the needs of its clients, many of whom it has served continuously for decades. The Company seeks to develop clientele that recognize the value of high-quality professional services delivered in a cost-effective and timely manner.

Dames & Moore Group's client base is diverse spanning numerous sectors and industries. Examples of our services for specific industries are:

   General Business and Industry: capital project development and implementation; environmental due diligence for mergers, acquisitions, and divestitures; portfolio risk assessment; information technology applications; and contaminated property development.

   Oil and Gas: process design for expanding and debottlenecking refineries; engineering and environmental support for developing production fields and pipelines; infrastructure design; and offshore platform top-side design and decommissioning.

   Power: complete engineering and related services for utilities, independent power producers, natural gas transporters and industrial power generators.

   Manufacturing:  facility design, modernization, and waste minimization.

   Infrastructure/Development: urban design for livable communities, water resource development, wastewater treatment and reclamation, and solid waste management.

   Transportation: engineering and program and construction management for airports and mass transit, highways and bridges, and ports and harbors.

   Government: program/project management, military planning and base closure support, remediation and decommissioning.

   Natural Resources: mine planning and engineering, and policy and strategy development for the agribusiness and forestry sectors.

   Litigation: expert witnesses, trial strategy and graphics, and dispute resolution.

   Pharmaceutical and Biotechnology: clinical laboratory analyses, biomedical research and drug development support.

Given the wide variety of Dames & Moore Group's clients, the Company continually monitors markets and industries to identify the greatest areas of growth and revenue potential. Businesses in general are continuing to reduce costs by downsizing and outsourcing non-core activities. This trend creates significant opportunities for Dames & Moore Group and is expanding the ways the Company provides value and services to our clients. Dames & Moore Group, with its wide array of capabilities and expertise, is able to provide the full spectrum of capabilities required to maximize participation in this outsourcing trend.

Additionally, while the market for environmental consulting and remediation services is generally flat, business in some sectors is expected to grow. Growth is predicted in the commercial sectors primarily driven by financial institutions, property transfer activity and the high-technology industries. Another emerging growth area is civil and facilities engineering where the Company is well positioned to serve clients with site development, water, wastewater, and solid waste management services.

Other examples of markets presenting growth potential are the energy, infrastructure and transportation sectors. There continues to be many opportunities in the energy industry where companies refocus their operations through a combination of major capital projects, mergers, acquisitions and divestitures as well as internal improvement. These trends result in a variety of new assignments for Dames & Moore Group with opportunities in high-value oil and gas services, new options for power producers and customers resulting from privatization activities and growth in Asia where some of the largest energy, manufacturing and infrastructure, projects in the world are being carried out.

Infrastructure markets are also strong with the solid domestic and international economies continuing to fuel record levels of capital spending in both the U.S. and abroad. Dames & Moore Group's full-service engineering, environmental program and construction management services along with our demolition and property redevelopment capabilities provide clients with comprehensive solutions on an international level.

Government funding for non-highway transportation projects continues to trend upward, with significant resources being directed toward mass transit, intelligent transportation systems, airport upgrades and other projects. Transportation agencies continue to extend their resources by outsourcing work. Opportunities with railroads also are increasing due to consolidation and outsourcing in the U.S. and the trend toward privatization in the international arena. With the majority of the funding allocated by state and local governments, a presence in local markets is fundamental to winning a substantial portion of the transportation business. For larger projects, however, a company with a national presence, financial stability and management expertise has a significant advantage. Dames & Moore Group brings both the local and national strengths necessary to this industry.

Finally, Dames & Moore Group continually searches for other diverse opportunities with the development of new markets and advanced technologies that extend our business. Some examples of these activities are the application of behavioral science capabilities to help clients factor public perceptions of possible actions into their initial planning and decision-making;
the development of technology for new gene expression methods; and the customization of existing information technology to provide clients with cost-efficient data base solutions.

Backlog

As of March 27, 1998, the Company estimates that the backlog of future net revenues, from contracts in existence and authorized funded orders, was approximately $345,000,000. The entire backlog is expected to be substantially completed within the next twelve months. There can be no assurance, however, that some of this work will not be postponed or canceled.

Competition

The Company believes that the principal competitive factors in the areas of services it offers are reputation, experience, breadth and quality of services offered, technical proficiency, proximity of offices, consulting fees and total project costs, and ability to provide clear statements of problems, alternative solutions and definitive recommendations. The Company is engaged in highly competitive markets in all of its service areas. Given the expanding demand for some of the services provided by the Company, it is likely that additional competitors will emerge. At the same time, consolidation continues to occur in the environmental business, particularly in the United States due to mergers. The Company believes that it will retain the ability to compete effectively with other firms that provide similar services by continuing to offer a broad range of high-quality consulting and environmental, transportation, and engineering and construction management services through its worldwide network of offices.

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

  National Environment Policy Act of 1969 ("NEPA")
  Resource Conservation and Recovery Act of 1976 ("RCRA")
  Comprehensive Environmental Response, Compensation and Liability Act of
   1980 ("Superfund")
  The Superfund Amendments and Reauthorization Act of 1986 ("SARA")

Although the liabilities imposed by the Superfund Act (and other environmental legislation) are more directly related to the Company's clients, they could under certain circumstances give rise to liability on the part of the Company as a result of the Company's efforts in completing clients' assignments that involve transportation or disposal of contaminated samples or other hazardous materials belonging to its clients. Liabilities imposed by the Superfund Act can be joint and several where other parties are involved. In the opinion of management, it is unlikely that the Company's activities will result in any liability under either the Superfund Act or other environmental legislation in an amount which will have a material adverse effect on the Company's results of operations or financial condition, and management is not aware of any current activity by the Company which is likely to result in any such liability.

In the ordinary course of its business, the Company and members of its professional staff are subject to a variety of state, local, and foreign licensing and permit requirements. The Company believes that it is in substantial compliance with those requirements.

The Company's consulting services involve professional judgments about the nature of soil conditions and other physical conditions, including the extent to which toxic and hazardous materials are present, and about the probable effect of procedures to mitigate problems or otherwise impact those conditions. If those judgments and resulting recommendations do not result in the anticipated consequences, losses to the Company's clients can occur for which the Company may be liable. In addition, the Company's projects often involve hazardous and highly regulated materials, the improper characterization, handling, or disposal of which could constitute violations of Federal, state or local statutes, and result in criminal fines and penalties.

The Company through a wholly owned subsidiary insures the Company's risks for professional liability, workers compensation, and general and automobile claims up to certain policy limits. Claims in excess of these limits are covered by unrelated insurance carriers. Management believes its self insurance reserves combined with its insurance coverage are adequate for its present operations. Management has no reason to believe that adequate coverage will not continue to be available, but there can be no assurance that it will be. There also can be no assurance that the Company's liabilities will not exceed the policy limits. However, insurance has been provided without lapse for many years for limits far in excess of losses sustained.

Employees

As of March 27, 1998, the Company had approximately 5,550 employees worldwide. Approximately 70% perform professional or technical services, while the remaining 30% perform administrative and support services. The company considers its relations with its employees to be excellent.

International Business

Dames & Moore Group currently derives 14.5% of its net revenues from international operations, continuing its strong upward trend. The Company is focused on expanding its clientele and business operations for a variety of services in Europe, Latin America, Australia, the Middle East, the former Soviet Union and Asia.

The Company, however, cannot provide any guaranty of future growth from international operations. Risks inherent in foreign operations, such as foreign currency fluctuations, exchange controls and changes in governments resulting in delays and/or canceled projects, contribute to uncertainty regarding future growth. Dames & Moore Group, however, has achieved its third straight year of revenue growth from international operations, and carefully monitors all foreign markets in which it is involved to be able to respond quickly to any changing conditions.

Further financial information regarding revenues generated from international business can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.   Properties

The Company operates entirely in leased premises. The Company leases 124 office properties in the United States and 39 office properties in foreign countries.

Item 3.   Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 27, 1998.

Item S-K 401(b).   Executive Officers of the Company

Set forth below is certain information about the Company's executive officers as of June 5, 1998. Each executive officer holds office until his or her resignation or removal by the Board of Directors.






    Name                  Age               Position
----------------          ---       ------------------------
George D. Leal             64        Chairman of the Board

Arthur C. Darrow           54        Chief Executive Officer, President
                                     and Director

Henry Klehn, Jr.           61        Executive Vice President -
                                     Corporate Development

Robert M. Perry            66        Executive Vice President -
                                     Corporate Affairs and Director

Mark A. Snell              41        Executive Vice President and
                                     Chief Financial Officer

Leslie S. Puget            43        Corporate Controller

GEORGE D. LEAL has been employed by the Company since 1959, and has served as Chairman of the Board since 1981 and as Chief Executive Officer from 1981 through 1994. Mr. Leal has bachelor's and master's degrees in civil engineering from Santa Clara University and the California Institute of Technology, respectively, and a master's degree in business administration from the University of Chicago.

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

ROBERT M. PERRY has been employed by the Company since 1955. He has served as a director since 1981, and as Executive Vice President since 1995. Between 1978 and 1995, he served as Chief Financial Officer. He has a bachelor's degree in civil engineering from the University of Michigan.

MARK A. SNELL has served as Executive Vice President and Chief Financial Officer of the Company since September, 1996. Prior to joining the Company, he served as Executive Director and Chief Financial Officer at the international law firm of Latham & Watkins from 1993 to 1996, and as Executive Vice President and Chief Financial Officer at World Oil Corporation from 1990 to 1993. Mr. Snell, a CPA, holds a bachelor of science degree from San Diego State University.

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

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's common stock is traded on the New York Stock Exchange under the symbol DM. As of June 5, 1998, the Company's common stock was held by 321 holders of record. The following table reflects the high and low sales prices and cash dividends per share for fiscal years 1998 and 1997:

                                       High           Low         Dividends
                                     --------       -------      -----------
       1998
        Fourth quarter               $13 1/2        $12 1/8        $0.03
        Third quarter                 13 3/8         11 15/16       0.03
        Second quarter                13 7/8         11 3/4         0.03
        First quarter                 13 1/4         11 3/8         0.03

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

On March 4, 1998, the Company issued from its treasury 163,107 shares of its common stock as consideration for its acquisition of all of the issued and outstanding shares of LRE Engineering, Inc. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were offered and sold in a transaction that did not involve a public offering.

Item 6.   Selected Financial Data

The following table sets forth selected financial data for the Company (in thousands, except per share amounts):

                                       Fiscal Year Ended
                      --------------------------------------------------
                      March 27,  March 28,  March 29, March 31, March 25,
                        1998       1997       1996      1995      1994
                      --------   --------   --------  --------  --------
Earnings data:
  Gross revenues       $703,902   $653,378   $556,763  $382,681  $370,646
  Net revenues          482,504    454,408    396,495   268,969   253,817
  Earnings from
    operations           42,813     36,861     36,901    28,797    33,956
  Net earnings           19,330     18,540     22,098    17,879    21,878

Earnings per share
 -Basic                $   1.08   $   0.91   $   0.99   $  0.79   $  0.97
Earnings per share
 -Diluted                  1.07       0.91       0.98      0.79      0.97

Cash dividends per share   0.12       0.12       0.12      0.12      0.12
Weighted average share
 -Basic                  17,890     20,287     22,385    22,500    22,500
Weighted average shares
 -Diluted                18,048     20,446     22,537    22,586    22,561

Financial position data:

  Current assets       $228,129   $208,254   $216,191  $155,338  $154,702
  Current liabilities    98,559     92,837     70,377    59,115    34,398
  Net working capital   129,570    115,417    145,814    96,223   120,304
  Total assets          386,361    358,282    317,279   224,627   180,119
  Long-term debt        132,010    128,542     75,000     2,336      -
  Shareholders' equity  149,909    131,623    167,947   161,630   144,650

Backlog:               $345,000   $290,000   $252,000  $120,000  $116,000

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) potential liability for engineering services; (c) potential liability for consulting services relating to toxic and hazardous materials and the ability to insure such risks; (d) dependence on environmental regulation including decreased revenues that may result from a reduction in laws, regulations and programs related to environmental issues or from changes in governmental policies regarding the funding, implementation or enforcement of such laws, regulations and programs; (e) increasing competition faced by the Company in its service areas; (f) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company; and (g) foreign operations which expose the Company to political, economic and other uncertainties such as fluctuating currency values and exchange controls of foreign countries.

Operations and Acquisitions

Dames & Moore Group (the "Group") operating results during fiscal 1998 were affected by increasingly competitive market conditions in its environmental business sector, by the acquisitions of complementary professional service and contracting businesses, and by the continued integration of the service capabilities of companies acquired in previous years. The overall net revenue base of the Group increased 6.2% in fiscal 1998, with 5.2% attributable to acquisitions, and 1.0% resulting from internal growth.

General Engineering and Consulting:

The general engineering and consulting division of the Group provides environmental and specialized engineering services to private sector clients and government agencies through a worldwide network of offices. Demand for environmental services is influenced by expenditures of private sector clients and public agencies for site and environmental studies related to the construction of new facilities, remediation of contaminated sites and facilities, modernization and upgrading of existing facilities, and engineering and environmental due diligence related to acquisitions, mergers and property transfers. Specialized services provided by the general engineering and consulting division include structural and earthquake engineering, geotechnical engineering, and other services.

During fiscal 1998, a principal factor affecting the demand for these services was the restraint on environmental spending exercised by both public sector and private sector clients. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal 1998, and Congress once again failed to act on reauthorization of the Comprehensive Environmental Response, Compensation and Liability Act of 1980
(Superfund Act). As a result, net revenues of the company's general engineering and consulting division remained virtually unchanged in the United States. However, international net revenues continued the growth of the previous three years, increasing approximately 6.4% during fiscal 1998.
This sustained growth trend reflects increased worldwide demand for engineering and environmental services related to major capital investment projects and increased opportunities in developing countries.

The engineering and environmental services of the Group have experienced little growth in domestic markets over the last three fiscal years. This is due to the market conditions and regulatory factors discussed above, and to intense competition for available projects in both the private and public
sector.   On the other hand, demand for services in international markets has increased, and our general engineering and consulting units operating in international markets achieved record levels of revenues and profits in fiscal 1998. Profitability of international operations was enhanced by a restructuring undertaken last fiscal year, and the cost reductions and other improvements achieved will also serve to enhance international profitability in future years. Assuming that no specific action will be taken to reauthorize Superfund legislation or require stricter enforcement of existing environmental regulations, the outlook for the foreseeable future is that domestic business volume of the Group's general engineering and consulting division will remain relatively stable and profit margins will remain under pressure. International business opportunities primarily in Europe are expected to remain strong and to produce increased revenues and profits once again in fiscal 1999. However, the increase will likely be reduced by the continued instability in Southeast Asia. In fiscal 1998, the net revenues of Dames & Moore Group's general engineering and consulting services division constituted 57.9% of the Group's total net revenues, compared to 61.1% of net revenues in fiscal 1997.

Construction Services:

The construction services division provides program, project and construction management services for public sector projects of all sizes and complexity. The division continued its domestic public sector work in fiscal 1998 and, as part of the Group's strategic plan, was successful in expanding its services internationally and into the private sector. A restructuring initiated last fiscal year reduced staff levels and closed some offices, and was successful in contributing to the division's increased profitability
during the year.   Net revenues increased by 9.1% as a result of the award of several significant construction management contracts. The division's backlog is strong, and revenues are expected to increase further during fiscal 1999.

At the close of fiscal 1997, the Company acquired control of Cleveland Wrecking Company (CWC), a demolition contractor. CWC's operations together with Aman Environmental Construction, Inc. (AECI) now provide a full range of site demolition, decommissioning, clean-up, closure and redevelopment services on a nationwide basis.

During fiscal 1998, the net revenues for construction services were 19.5% of the Group's total net revenues compared to fiscal 1997 net revenues of 18.0%

Process and Chemical Engineering:

The process and chemical engineering division provides process engineering and design services to the oil and gas, petrochemical, and pulp and paper industries, and to the federal government. During fiscal 1998, the division's revenues were adversely impacted by a slowdown in oil and gas drilling in the Gulf of Mexico, but various other developments in the petroleum and petrochemical industries produced increased business opportunities. Overall, the division's net revenues in fiscal 1998 declined slightly from fiscal 1997. Profitability also declined due to retention of staff in anticipation of the start-up of major projects. Initiation of these projects and other new opportunities are expected to result in increased revenues and profits in fiscal 1999. Net revenues from process and chemical engineering accounted for 10.9% of total Group net revenues in fiscal 1998, compared to 11.6% in the proceeding year.

Transportation:

The transportation division provides project planning, design and construction-phase engineering services for transportation and infrastructure projects throughout the United States. During fiscal 1998, market conditions for transportation engineering services remained strong but competitive. The division was successful in being awarded several important projects. A direct comparison of this division's net revenues in fiscal 1998 with the previous year's net revenues is not possible since BRW was acquired during the first quarter of fiscal 1997. However, partial year revenues have been essentially equivalent to those of the comparable period of the prior year. Transportation services represents 7.0% of the Group's net revenues in fiscal 1998, compared to 6.5% in fiscal 1997.

Specialty Companies:

DecisionQuest (DQ) specializes in support services for corporate clients involved in litigation. These services include strategy consulting, development of case themes, juror analysis and selection, preparation of demonstrative trial graphics, and witness preparation. Since its acquisition in fiscal 1997, DQ has also pursued joint activities with other Group companies and has completed joint projects for selected clients. A full year-to-year comparison is not possible since DQ was acquired in the first quarter of fiscal 1997. The company's outlook is for expanded business opportunities in fiscal 1999 and in future years.

The principal acquisition completed in fiscal 1998 was SRA Technologies (SRA), a company which provides life science services to both government agencies and private sector clients. The company's services, which are based on biological processes, range from clinical laboratory testing to contract
research analysis.   In fiscal 1998, SRA revenues were affected by funding
pressures on existing government contracts and lower than anticipated revenues from clinical trials contracts. Nevertheless, the company operated profitably, and expects increased opportunity and slowly growing revenues in fiscal 1999.

During the year, the company formed Fourth Dimension Interactive, Inc. (4DI), a new company, using technology developed in the general engineering and consulting division. 4DI develops management systems for large data bases using Internet technology.

The specialty companies constituted 4.7% of the Group's net revenues in fiscal 1998 while net revenues were 2.9% of the Group's total net revenues in fiscal 1997.

Dames & Moore Ventures:

As a means of diversifying its business interests while drawing upon the skills of the Company's general engineering and consulting business, Dames & Moore Ventures (DMV) was established in fiscal 1997, to make equity investments in areas related to the Company's expertise. One such investment is Dames & Moore/Brookhill L.L.C.(DMB), whose principal business activity is to acquire environmentally distressed properties, perform on-site remediation, and develop or sell the remediated properties. During fiscal 1998, DMB acquired, remediated, and sold properties, and at year-end continued to hold ten properties for future development and/or sale.
Expenses incurred during the year exceeded profits from the sale of the properties. DMV also divested its equity interest in Glencoe Insurance, Ltd., a company formed to offer earthquake insurance in California.

Acquisitions:

The Group companies that have been acquired in recent years provide a wide variety of engineering and specialized services. The principal acquired companies providing construction and related services include O'Brien Kreitzberg, Aman Environmental Construction, Inc., and Cleveland Wrecking Company. Process and chemical engineering consists primarily of Walk Haydel, transportation consists primarily of BRW (although O'Brien Kreitzberg also provides services to this sector) and specialty businesses which are comprised of DecisionQuest and SRA Technologies. SRA was acquired in fiscal 1998, and the other companies were acquired in previous years.

Outlook

In addition to the operations and acquisitions discussed above, Dames & Moore Group made several smaller acquisitions and initiated a number of internal activities during fiscal 1998 that are expected to produce increased revenues in future years. The Group's continuing investment in strategic growth initiatives, combined with the complementary services offered by newly acquired companies, new ventures, and limited restructuring of ongoing operations, should produce broader business opportunities in fiscal 1999 and the years ahead. However, the ultimate demand for the Company's services will be dependent on a continuation of economic growth in the United States and worldwide, public and private sector capital investment, enforcement of environmental regulations, and the Group's ability to meet the competitive demands of the market for full-service engineering, environmental, transportation, construction management, and litigation support services.

Dames & Moore Group has a worldwide network of 233 offices located in 29 countries. The company is staffed by over 5,500 employees.

Year 2000

The Company has been evaluating and working to resolve the potential impact, if any, caused by the year 2000 on the processing of date-sensitive information by the Company's and other computerized information systems which
affect the Company's operations.   Based on preliminary information, costs of
addressing potential problems and the affects of becoming year 2000 compliant is not currently expected to have a materially adverse impact on the Company's financial position, results of operations or cash flows in future periods.

Results of Operations

The Company uses a 52-53 week fiscal year ending the last Friday in March. The fiscal years were comprised of 52 weeks each for 1998, 1997 and 1996.

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

                              1998     Increase   1997     Increase   1996
                            --------   --------  ------    --------  -------
Net Revenues                $482,504     6.2%    $454,408    14.6%  $396,495

During fiscal 1998 the growth in net revenues of 6.2%, as compared to fiscal 1997 was a result of completed acquisitions which contributed $23,606 of the increase, or 5.2%. The remaining increase of $4,490, or 1%, represents growth in the Company's construction and project management, demolition, and international business groups.

The growth in net revenues in fiscal 1997 as compared to fiscal 1996 was primarily a result of acquisitions during the year, which contributed $48,219 of the increase, or 12.2% The remaining increase of $9,694, or 2.4%, represents growth from the Company's existing lines of business.

                               1998     Increase   1997     Increase   1996
                              -------   --------  ------    --------  ------
Salaries and Related Costs   $337,474     6.8%   $315,896     13.2%  $278,989

The increase in salaries and related costs in fiscal 1998 as compared to fiscal 1997 was primarily a result of acquisitions which represents $15,668, or 5%. The remaining increase represents additional hiring, primarily where net revenues have been growing, and annual salary increases. As a percentage of net revenues, salaries and related costs represent 69.9% of net revenues.

Salaries and related costs increased by 13.2% in fiscal 1997 as compared to fiscal 1996. Acquisitions accounted for $31,429 of the increase, or 11.3%. The remaining increase of $5,478, or 1.9%, consists of expanded hiring in our international operations and annual salary increases, which were offset by lower profit-sharing contributions and incentive bonuses. Salaries and related costs represent 69.5% of net revenues.

                               1998     Increase   1997     Increase   1996
                              -------   --------  ------    --------  ------
General Expenses             $88,401     2.5%    $86,275     21.3%   $71,114

General expenses increased by 2.5% in fiscal 1998 as compared to fiscal 1997. Acquisitions previously completed represent the entire increase in fiscal 1998. Due to one-time costs noted below, fiscal 1997 general expenses were higher than normal. General expenses represent 18.3% of net revenues.

General expenses in fiscal 1997 increased by 21.3%; of this amount $10,873, or 15.3%, was due to new acquisitions. Expansion of business development activities, new offices and one-time costs for an image program and consultant fees all contributed to increased costs. As a percentage of net revenues, general expenses represent 19% in fiscal 1997.

                                1998     Increase   1997     Increase   1996
                               ------    --------  ------    --------  ------
Depreciation and Amortization  $9,216     4.3%     $8,832     41.2%    $6,257

The depreciation and amortization increase of 4.3% in fiscal 1998 as compared to fiscal 1997 was also a result of completed acquisitions. As a percentage of net revenues, depreciation and amortization represent 1.9% in fiscal 1998.

New acquisitions were responsible for $1,455, or 23.2%, of the increase in depreciation and amortization in fiscal 1997. The balance of the increase is due to new purchases of office equipment, computer equipment and leasehold improvements, mostly for companies acquired in fiscal 1996 and 1995. Depreciation and amortization represents 1.9% of net revenues for fiscal 1997.

                                1998     Increase   1997     Increase   1996
                               ------    --------  ------    --------  ------
Amortization of Goodwill       $4,600     18.2%    $3,893     20.4%    $3,234

Amortization of goodwill grew $371, or 9.5%, due to fiscal 1998 and 1997 acquisitions; future acquisitions will continue this trend. The balance of the increase is due to the write-off of the remaining goodwill of a previously acquired small business, which has been discontinued, and the capitalization of additional goodwill related to contingent amounts due on previously acquired companies.

The increase in fiscal 1997 as compared to fiscal 1996 was entirely due to completed acquisitions.


                                1998     Increase   1997     Decrease   1996
                               ------    --------  ------    --------  ------
Earnings from Operations      $42,813      16.1   $36,861    (0.1%)   $36,901

The Company's operating margin as a percentage of net revenues was 8.9% for fiscal 1998, 8.1% for fiscal 1997, and 9.3% for fiscal 1996. Adversely impacting the operating margin in fiscal 1997 is the restructuring charge and associated costs including the staffing imbalance that led up to the restructuring. Other previously mentioned administrative charges also contributed to the decline. The Company's operating margin as a percentage of net revenues would have been 8.7% in fiscal 1997 without the restructuring charge.

                                1998     Decrease   1997     Decrease  1996
                               ------    --------  ------    -------- ------
Investment and Other Income     $997      (50.5%)  $2,014    (38.5%)  $3,274

Investment and other income declined in fiscal 1998, as compared to fiscal 1997 due to a reduction of interest income from the interim investment of long-term borrowings that was awaiting deployment to fund acquisitions and stock repurchases. In fiscal 1997 the Company acquired the majority interest in a company which it previously held a minority interest; as a result their operating results are now a part of earnings from operations.

The decline in investment and other income in fiscal 1997 as compared to fiscal 1996 is a result of the Company's liquidation of the captive insurance subsidiary's equity portfolio during fiscal 1997 and the subsequent reinvestment in less volatile but lower yielding investments.

                               1998    Increase    1997    Increase    1996
                              ------   --------   ------   --------   ------
Interest Expense             $10,292     39.3%    $7,386    159.7%    $2,844

The Company has utilized borrowings to fund acquisitions, related business ventures and purchases of treasury stock, including the 3,700,000 shares from Hochtief A.G. in fiscal 1997. Accordingly, interest expense has increased, and it is anticipated that it will continue to increase.
See Liquidity and Capital Resources.

                              1998    Increase    1997    Decrease    1996
                             ------   --------   -------  --------   -------
Income Taxes                $14,188     9.6%     $12,949   (15.0%)   $15,233

Income tax expense as a percentage of earnings before income taxes was 42.3% in fiscal 1998, 41.1% in fiscal 1997, and 40.8% in fiscal 1996. Goodwill amortization related to stock acquisitions is not deductible for tax purposes, which has resulted in an increasingly higher income tax rate as a percentage of earnings.

                             1998    Increase    1997     Decrease    1996
                           -------   --------   ------    --------   ------
Net Earnings               $19,330     4.3%     $18,540   (16.1%)    $22,098

Net earnings as a percentage of net revenues was 4.0% in fiscal 1998, 4.1% in fiscal 1997 and 5.6% in fiscal 1996. Fiscal 1998 and fiscal 1997 are lower than fiscal 1996 primarily due to increased interest costs and reduced income from the investment and other income, previously mentioned. Fiscal 1997 was also affected by the restructuring charge, and administrative charges previously mentioned.

Liquidity and Capital Resources

Cash and cash equivalents total $9,493 at March 27, 1998, compared to $12,726 at March 28, 1997. The Company's working capital of $129,570 at March 27, 1998 has grown from $115,417 at March 28, 1997. The primary sources of cash during fiscal 1998 consisted of funds from operations of $19,020, and proceeds from sales of investments and other property of $7,387.
The primary uses of cash in fiscal 1998 consisted of acquisitions totaling $13,463 and capital expenditures of $11,958.

Net cash provided by operating activities for fiscal 1998 totaled $19,020 as compared to $5,780 for fiscal 1997. The most significant factor affecting this increase is the growth in accounts payable, due to a higher dollar amount for direct costs of outside services and a correlation of the payment of payables with the Company's longer receivable collection cycle. Advance payments for rents, insurance and deposits somewhat offset the increase in operating cash.

Net cash provided by operating activities for fiscal 1997 totaled $5,780 as compared to $31,834 for fiscal 1996. The decline in cash provided by operations in fiscal 1997 is attributable to several factors: revenue growth provided a corresponding increase in accounts receivables, and the Company settled an obligation of one of its fiscal 1997 acquisitions. Fluctuations in the deferred tax accounts further reduced cash from operating activities. Offsetting these uses of cash is the change in the composition of the Company's marketable securities, which resulted in classifying a portion of the portfolio as other assets which is reflected as a source of cash.

Investing activities reflects the Company's acquisition and venture programs. Acquisitions made by the Company in fiscal 1998 and fiscal 1997 have been smaller-sized companies than those purchased in fiscal 1996, and accordingly, required less cash. In fiscal 1997 the Company's venture programs reflected an investment of $5,100 for Glencoe Insurance, Ltd., which was sold in fiscal 1998 generating proceeds of approximately $5,200. Other investments in fiscal 1997 included the purchase of the bank debt of CWC and funding for DMB.

During fiscal 1998 the Company's bank credit agreements were amended and the termination dates extended. The amendments also provide more flexibility on limitations on additional indebtedness, and maintenance of certain financial ratios. In fiscal 1996 the Company secured long-term debt which was used to repay lines of credit, fund acquisitions and other investments, purchase treasury stock, including the repurchase of 3,700,000 shares from Hochtief AG.

For information regarding the Company's long-term debt and purchase of stock from Hochtief AG, see Notes 6 and 16 to the Consolidated Financial Statements.

The Company's annual plan for fiscal 1999 includes a budget for capital expenditures of approximately $12,000.

While the Company anticipates continuing capital requirements to support growth and diversification of services, fund acquisitions and new ventures, management believes that cash generated from operations and existing lines of credit will be sufficient to meet requirements for the foreseeable future. Future acquisition opportunities for larger businesses may require additional financing, which management believes can be obtained by increasing the existing lines of credit.

Impact of Inflation

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

Item 8.   Financial Statements and Supplementary Data


                                                                       Page
               Index to Consolidated Financial Statements
                   and Financial Statement Schedules


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .    18

Consolidated Statements of Financial Position as of
 March 27, 1998 and March 28, 1997 . . . . . . . . . . . . . . . . .    19

Consolidated Statements of Earnings for the Years Ended
 March 27, 1998, March 28, 1997 and March 29, 1996 . . . . . . . . .    20

Consolidated Statements of Changes in Shareholders'
 Equity for the Years Ended
 March 27, 1998, March 28, 1997 and March 29, 1996 . . . . . . . . .    21

Consolidated Statements of Cash Flows for the Years Ended
 March 27, 1998, March 28, 1997 and March 29, 1996 . . . . . . . . .    22

Notes to Consolidated Financial Statements . . . . . . . . . . . . .    23

Supplementary Financial Information - Selected
 Quarterly Financial Data (Unaudited). . . . . . . . . . . . . . .      38

Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . .    45


All other schedules are omitted because they are not required, are not applicable or because the information is included in the Company's Consolidated Financial Statements or the Notes thereto.





                      INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Dames & Moore Group

We have audited the consolidated financial statements of Dames & Moore Group and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dames
& Moore Group and subsidiaries as of March 27, 1998 and March 28, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended March 27, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP
Los Angeles, California
May 15, 1998





                            DAMES & MOORE GROUP
               Consolidated Statements of Financial Position
             (In thousands, except share and per share amounts)

                                                      March 27,    March 28,
Assets                                                  1998         1997
                                                      --------     --------
Current:
  Cash and cash equivalents                           $  9,493     $ 12,726
  Marketable securities                                  1,031        5,984

  Accounts receivable, net of allowance for
    doubtful accounts of: 1998-$3,408 and 1997-$3,001  135,298      114,126
  Billed contract retentions                            10,992        5,095
  Unbilled receivables                                  55,844       56,491
                                                       -------      -------
     Total accounts receivable                         202,134      175,712

  Deferred income taxes                                  4,303        4,135
  Prepaid expenses and other current assets             11,168        9,697
                                                       -------      -------
     Total current assets                              228,129      208,254

Property and equipment, net                             23,397       19,594

Goodwill of acquired businesses, net of accumulated
  amortization of: 1998-$12,535 and 1997-$8,907        117,849      109,626

Investments in affiliates                                4,868        9,270
Other assets                                            12,118       11,538
                                                       -------      -------
                                                      $386,361     $358,282
                                                      ========     ========
Liabilities and shareholders' equity
Current:
  Current portion of long-term debt                   $  9,614     $ 11,560
  Accounts payable                                      31,990       23,021
  Accrued payroll and employee benefits                 26,364       24,784
  Current income taxes payable                           6,864        3,145
  Accrued expenses and other liabilities                23,727       30,327
                                                       -------      -------
     Total current liabilities                          98,559       92,837

Long-term debt                                         132,010      128,542
Other long-term liabilities                              5,883        5,280
Contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value,
    shares authorized: 1,000,000
    shares issued: none                                   -            -
  Common stock and capital in excess of $0.01 par
    value, shares authorized: 27,000,000
    shares issued: 1998-22,740,000; 1997-22,726,000    107,512      107,242
  Retained earnings                                    104,952       87,979
  Treasury stock: 1998-4,573,000;
    1997-4,714,000 shares                              (61,157)     (63,070)
  Other shareholders' equity                            (1,398)        (528)
                                                      --------     --------
     Total shareholders' equity                        149,909      131,623
                                                      --------     --------
                                                      $386,361     $358,282
                                                      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                              DAMES & MOORE GROUP
                      Consolidated Statements of Earnings
                   (In thousands, except per share amounts)

                                         March 27,    March 28,   March 29,
                                           1998         1997        1996
                                         ---------   ---------   ---------
Gross revenues                            $703,902   $653,378    $556,763
Direct costs of outside services           221,398    198,970     160,268
                                           -------    -------     -------
  Net revenues                             482,504    454,408     396,495
                                           -------    -------     -------
Operating expenses:
  Salaries and related costs               337,474    315,896     278,989
  General expenses                          88,401     86,275      71,114
  Depreciation and amortization              9,216      8,832       6,257
  Amortization of goodwill                   4,600      3,893       3,234
  Restructuring costs                            -      2,651          -
                                           -------   --------     -------
                                           439,691    417,547     359,594
                                           -------   --------     -------

  Earnings from operations                  42,813     36,861      36,901

Investment and other income                    997      2,014       3,274
Interest expense                           (10,292)    (7,386)     (2,844)
                                           -------   --------     -------
  Earnings before income taxes              33,518     31,489      37,331

Income taxes                                14,188     12,949      15,233
                                           -------   --------     -------
  Net earnings                            $ 19,330   $ 18,540    $ 22,098
                                          ========   ========    ========
Earnings per share:

  Basic                                   $   1.08   $   0.91    $   0.99
                                          ========   ========    ========
  Diluted                                 $   1.07   $   0.91    $   0.98
                                          ========   ========    ========
Cash dividends declared per share         $   0.12   $   0.12    $   0.12
                                          ========   ========    ========
Weighted average number of shares-Basic     17,890     20,287      22,385
                                          ========   ========    ========
Weighted average number of shares-Diluted   18,048     20,446      22,537
                                          ========   ========    ========

The accompanying notes are an integral part of the consolidated financial statements.



                            DAMES & MOORE GROUP
        Consolidated Statements of Changes in Shareholders' Equity
                             (In thousands)

                                                                      Cumulative   Unrealized
                                Common Stock    Retained   Treasury   Translation   Loss on       Deferred
                              Shares   Amount   Earnings    Stock     Adjustment   Investments  Compensation
                              ------   ------   --------  -------    -----------  -----------  ------------
Balances at March 31, 1995    22,608 $105,961  $ 55,915  $     -     $     -      $      -        $(246)

  Restricted shares issued
    to employees                 90    1,080         -         -          -              -
  Restricted shares repurchased (12)    (237)        -         -          -              -         (360)           -
  Net earnings                    -        -    22,098         -          -              -            -
  Cash dividends                  -        -    (2,718)        -          -              -            -
  Treasury stock acquired-1,150   -        -         -   (13,859)         -              -            -
  Amortization of
   deferred compensation          -        -         -         -          -              -          232
                             ------ --------  --------  --------    -------       --------      -------
Balances at March 29, 1996   22,686 $106,804  $ 75,295  $(13,859)   $     -       $      -        $(293)
                             ------ --------  --------  --------    -------       --------      -------
  Restricted shares issued
    to employees                 38      420         -         -          -              -         (140)
  Exercise of stock options       2       18         -         -          -              -            -
  Net earnings                    -        -    18,540         -          -              -            -
  Cash dividends                  -        -    (2,366)        -          -              -            -
  Treasury stock acquired-4,369   -        -         -   (58,675)         -              -            -
  Treasury stock issued-805       -        -    (3,490)    9,464          -              -            -
  Amortization of
    deferred compensation         -        -         -         -          -              -          218
  Foreign currency translation
    net of tax                    -        -         -         -       (313)             -            -
                             ------ --------  --------  --------     ------        -------       ------
Balances at March 28, 1997   22,726 $107,242  $ 87,979  $(63,070)    $ (313)       $     -        $(215)
                             ------ --------  --------  --------     ------        -------       ------
  Restricted shares issued
    to employees                 23      365         -         -          -              -         (100)
  Restricted shares
    repurchased                 (15)    (180)        -         -          -              -           15
  Exercise of stock options       6       85         -         -          -              -            -
  Net earnings                    -        -    19,330         -          -              -            -
  Cash dividends                  -        -    (2,168)        -          -              -            -
  Treasury stock acquired-28      -        -         -      (350)         -              -            -
  Treasury stock issued-169       -        -      (189)    2,263          -              -            -
  Amortization of
    deferred compensation         -        -         -         -          -              -          191
  Unrealized gain on securities   -        -         -         -          -             30            -
  Foreign currency translation
    net of tax                    -        -         -         -     (1,006)             -            -
                            ------- --------  --------  --------    -------        --------       ------
Balances at March 27, 1998   22,740 $107,512  $104,952  $(61,157)   $(1,319)       $     30       $(109)
                            ======= ========  ========  ========    =======        ========       ======

The accompanying notes are an integral part of the consolidated financial statements.

                                DAMES & MOORE GROUP
                       Consolidated Statements of Cash Flows
                                   (In thousands)

                                                      Fiscal Year Ended
                                              -------------------------------
                                              March 27,   March 28,  March 29,
                                                1998        1997       1996
                                              --------    --------   --------
Cash flows from operating activities:
   Net earnings                               $ 19,330    $ 18,540  $ 22,098
     Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            14,032      12,943     9,723
       Unrealized gain on marketable securities      -           -    (1,424)
       (Earnings) losses from equity investments   252         (80)      (47)
       Deferred income taxes                      (354)     (2,437)    5,461
       Change in assets and liabilities net of
        effects of purchases of businesses:
         Marketable securities                   5,984       8,952       487
         Accounts receivable                   (21,725)    (24,297)   (4,162)
         Prepaid expenses and other assets      (2,496)      1,285    (1,578)
         Income tax receivable                     593         121    (1,122)
         Accounts payable and accrued expenses   3,404      (9,247)    2,398
                                               -------     -------   -------
Net cash provided by operating activities       19,020       5,780    31,834
                                               -------     -------   -------
Cash flows from investing activities:
  Purchases of businesses,net of cash acquired (13,463)    (22,118)  (37,127)
  Purchases of property and equipment          (11,958)     (9,524)   (7,344)
  Investments and other assets                  (3,600)    (18,630)      204
  Proceeds from sales of investments
    and other property                           7,387           -         -
                                                ------     -------   -------
Net cash used in investing activities          (21,634)    (50,272)  (44,267)
                                                ------     -------   -------
Cash flows from financing activities:
  Repayments on lines of credit                (21,000)          -    (1,638)
  Debt issuance costs                                -           -      (529)
  Proceeds from debt instruments                22,700      62,551   118,347
  Principal payments on debt                        -            -   (45,683)
  Issuance of common stock                         364         357       720
  Stock repurchased                               (515)    (58,675)  (14,015)
  Dividends                                     (2,168)     (2,366)   (2,718)
                                               -------     -------   -------
Net cash (used) provided by financing activities  (619)      1,867    54,484
                                               -------     -------   -------
Net (decrease) increase in cash and
  cash equivalents                              (3,233)    (42,625)   42,051

Cash and cash equivalents, beginning of year    12,726      55,351    13,300
                                               -------     -------    ------
Cash and cash equivalents, end of year        $  9,493    $ 12,726  $ 55,351
                                              ========    ========   ========

Supplemental disclosures of cash flow information:
  Interest paid                               $  9,785    $  3,263  $  2,844
  Income taxes paid                             10,751      14,810    16,405
Non cash investing activities-
  business acquisitions                          5,110       9,879     2,595

The accompanying notes are an integral part of the consolidated financial statements.

                              DAMES & MOORE GROUP
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies:

      Basis of Presentation:

      The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiaries. Investments in companies in which Dames & Moore Group (the "Company") (formerly known as Dames & Moore,Inc.) does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Other investments are accounted for by the cost method. All significant intercompany transactions and balances have been eliminated. Certain items in the prior years' financial statements have been reclassified to be consistent with the 1998 presentation.

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

      Depreciation and Amortization:

      Property and equipment are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 10 years and leasehold improvements are amortized over the lesser of estimated useful lives or the term of the lease.

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

      Foreign Currency Translation:

      The functional currencies for the Company's significant foreign subsidiaries and branches are their respective local currencies. The assets and liabilities of these entities are translated into U.S. dollars using exchange rates in effect at period end. Revenue and expenses are translated at the average rates of exchange prevailing during the period. The resulting translation adjustments are reported as a separate component of shareholders' equity. In situations where the functional currency is the U.S. dollar, translation adjustments are included in earnings.

      The Company enters into forward foreign currency exchange contracts to reduce the impact of foreign currency fluctuations on certain project revenues and costs, and the asset and liability positions of foreign subsidiaries. The terms of the currency derivatives are generally one year or less. Commencing in fiscal 1997 the gains or losses from these contracts are generally also reported as a separate component of shareholders' equity; previously they were included in earnings.

      Recognition of Revenue:

      The Company recognizes revenue generally at the time services are performed. On fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. On cost reimbursement contracts, revenue is recognized as costs are incurred and includes applicable fees earned essentially in the proportion that costs incurred bear to total estimated final costs. Materials and subcontract costs reimbursed by clients are included in gross revenues. Anticipated losses are recognized in the period in which the losses are reasonably determinable. Substantially all unbilled receivables are expected to be collected within the next 12 months and retentions at the close of the respective project. Approximately $796,000 relates to unbilled receivables and contract retentions not collectible within 12 months, which have been classified as other assets.

      A major portion of contracts with the United States Government, are subject to audit and adjustment. Revenue has been recorded in amounts expected to be realized on final settlement. Included in accounts receivable are revenues from claims where recovery is probable in the opinion of management. At March 27, 1998, the Company has $3,756,000 of claims receivable which is management's best estimate. Facts and circumstances may change that could result in the Company receiving amounts different than those recorded.

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

      Stock-Based Compensation:

      Prior to March 30, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On March 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS
      No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      Earnings Per Share:

      In February of 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new requirements for computing and presenting earnings per share information. The Company, as required, adopted this statement in the third quarter of fiscal 1998.
      All earnings per share and weighted average common shares outstanding information presented in these financial statements and footnotes has been restated to conform to the new statement. Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share adjusts the weighted-average number of common shares to reflect the potential dilution that could occur if restricted stock was unrestricted and the assumed exercise of the dilutive stock options outstanding. This change did not have a material impact on the computation of the earnings per share data.

      New Accounting Pronoucements:

      During 1997, the Financial Accounting Standards Board issued two new pronouncements: SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for reporting information about operating segments in interim and annual financial statements. Implementation of these statements are effective for fiscal years beginning after December 15, 1997, although SFAS No. 131 does not need to be implemented for interim periods. In the initial year of application, comparative information for earlier years is to be restated. The Company does not expect that adoption of these standards will have a material effect on its financial position or results of operations. However, commencing in fiscal 1999 the Company has realigned its businesses into similar lines of services which will differ from the current segment disclosures.

      Fiscal Year:

      The Company uses a 52-53 week fiscal year ending the last Friday in March. The fiscal years were comprised of 52 weeks in 1998, 1997 and 1996.

Note 2 - Acquisitions:

      On June 24, 1997, the Company acquired SRA Technologies, Inc., a professional services company providing specialized clinical laboratory services, contract research, analysis and management services in the areas of life sciences, environmental health service studies, and energy. The purchase price of $8,924,000 was paid in cash, and no additional payments are due. The purchase price in excess of the fair value of the identifiable assets acquired is classified as goodwill and is being amortized over 30 years.

      The Company also completed six smaller acquisitions during fiscal 1998 for $5,740,000, one of which included the issuance of 163,107 shares of the Company's treasury stock. Four of the acquisitions have additional future payments contingent on future earnings. The total purchase cost in excess of fair value of identifiable assets acquired is classified as goodwill and being amortized over the period of expected benefit, which range from 3 to 20 years.

      During fiscal 1997, the Company acquired two companies that have been operating through newly formed, wholly owned subsidiaries. DecisionQuest, Inc., acquired on May 3, 1996, is a company engaged in the business of providing trial strategy, consultation, jury research, graphic presentations, and other litigation support services to minimize adverse findings or financial loss in litigation or other legal proceedings. DecisionQuest, Inc., was acquired for cash plus additional future payments contingent on future earnings. BRW Group, Inc., acquired on May 17, 1996, is a company that provides project planning, design and construction-phase services for transportation
      and infrastructure projects.   BRW Group, Inc., was acquired with a
      combination of cash, 800,000 shares of the Company's treasury stock and an additional payment contingent on future earnings. The combined purchase costs total $25,962,000. The purchase cost in excess of the fair value of the identifiable assets acquired including contingent payments earned to date is classified as goodwill and is being amortized over 40 years.

      The following schedule summarizes the unaudited pro forma results of operations as if the acquisitions of SRA Technologies, Inc. had occurred at the beginning of fiscal 1997 and DecisionQuest, Inc., and BRW Group, Inc., had occurred at the beginning of fiscal 1996. Certain adjustments, such as amortization of goodwill, increased interest expense and income tax have been reflected. (In thousands, except per share amounts)

                                             1997          1996
                                          --------      --------
           Net revenues                   $468,450      $438,964
           Net earnings                     19,032        22,193
                                          ========      ========
           Earnings per share - Basic     $   0.94      $   0.99
                                          ========      ========
           Earnings per share - Diluted   $   0.93      $   0.98
                                          ========      ========

      The pro forma information is intended to show how the acquisitions might have affected historical results of operations if the transactions had occurred at an earlier time. The pro forma results are not necessarily indicative of the periods presented or to be expected in the future.

      The Company also completed several smaller acquisitions during fiscal 1997 for $7,939,000 plus future payments contingent on future earnings. The total purchase cost in excess of fair value of identifiable assets acquired is classified as goodwill and being amortized over the period of expected benefit, 15 to 40 years.

      All acquisitions have been accounted for as purchases. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

      Subsequent to year-end, the Company acquired the business of Signet Testing Labs, a company engaged in providing materials testing and inspection services to the construction industry. The purchase price of $5,700,000 included the issuance of 156,991 shares of the Company's treasury stock. Additional future payments are contingent upon future earnings.

Note 3 - Investments in Debt and Equity Securities:

      The cost and estimated fair value of equity and debt securities by classification and major category follow. Approximately, $4,536,000 at March 27, 1998 and $5,503,000 at March 28, 1997 of the U.S. Government securities have a maturity greater than 1 year but within 5 years, and are classified as other assets (in thousands):

                                                                Estimated
                                                      Cost      Fair Value
                                                    --------    ----------
         At March 27, 1998:

           Available-for-sale:
            Securities of the U.S. Government       $ 4,502      $ 4,536
            Equity securities                         1,018        1,031
                                                    -------      -------
                                                    $ 5,520      $ 5,567
                                                    =======      =======
         At March 28, 1997:

           Available-for-sale:
            Securities of the U. S. Government      $11,487      $11,487
                                                    =======      =======

Note 4 - Investments in Affiliates:

      The Company through its subsidiary Dames & Moore Ventures has a 50% interest in Dames & Moore/Brookhill L.L.C. (DMB) and affiliated companies. DMB was formed to acquire environmentally impaired properties and to remediate; to develop, redevelop, or reposition; and to maintain, operate and lease such properties until their disposition. In March, 1997, DMB acquired an interest in 24 assets by purchasing either a fee interest or a property-related mortgage note. During fiscal 1998 DMB acquired 5 additional assets and sold 19 assets, resulting in a portfolio of 10 assets as of March 27, 1998.

      The March 1997 acquisition was financed with senior debt of $54,082,000, subordinated debt of $14,922,000 and cash of $3,714,000. Subsequent acquisitions have been financed 75% with senior debt, 20% subordinated debt and 5% equity from DMB. The senior debt bears interest at London Interbank Offshore Rate (LIBOR) plus 275 basis points, and requires monthly payments of principal and interest. Cash flow from the properties, including sale proceeds will generally be distributed 80% to the subordinated lender and 20% to DMB, until the subordinated lender and DMB each receives its loan advances or capital contributions, and a return on investment of 20% per annum.
      Thereafter, cash flow will be distributed 50% to the subordinated lender and DMB. The borrowings are all due on December 31, 1999, but may be extended under certain terms and conditions.

      The Company accounts for its investment of $3,144,000 in fiscal 1998 and $2,324,000 in fiscal 1997 in DMB under the equity method of accounting. Condensed financial information follows (in thousands):

                                                     March 27,   March 28,
                                                       1998        1997
                                                    ---------    --------
          Mortgage notes receivables                $   4,137    $ 54,693
          Property                                     33,508      17,156
          Other assets                                 17,038       4,371
                                                    ---------    --------
            Total assets                            $  54,683    $ 76,220
                                                    =========    ========
          Mortgages payable                         $  41,958    $ 69,004
          Other liabilities                             6,726       2,681
          Shareholders' equity                          5,999       4,535
                                                    ---------    --------
            Total liabilities and equity            $  54,683    $ 76,220
                                                    =========    ========
          Company's share of equity                 $   3,000    $  2,268
                                                    =========    ========

                                                  Year Ended     Year Ended
                                                March 27, 1998 March 28, 1997
                                                -------------- --------------
          Revenues                                  $      18    $    482
          Costs and expenses                           (1,450)     (1,661)
          Net gain on asset dispositions                1,061           -
                                                    ---------    --------
            Net loss                                $    (371)   $ (1,179)
                                                    =========    ========
          Company's share of net loss               $    (185)   $   (590)
                                                    =========    ========
During fiscal 1998 the Company sold, for approximately book value, its 9.9% interest in Glencoe Insurance Ltd., a company formed to offer earthquake insurance in California. The Company accounted for its investment of $5,144,000 in fiscal 1997 under the equity method of accounting. Equity investments in other unconsolidated investments amounted to $1,722,000 at fiscal 1998 and $1,802,000 in fiscal 1997.

Note 5 - Composition of Certain Financial Statement Captions:  (in thousands)

                                                       1998       1997
                                                     -------    -------
Property and equipment, at cost:
   Computer equipment                                $36,145    $30,411
   Office equipment and furniture                     13,719     12,398
   Technical and field equipment                      13,482      9,848
   Leasehold improvements                              5,847      4,790
                                                     -------    -------
                                                      69,193     57,447
   Less accumulated depreciation and amortization     45,796     37,853
                                                     -------    -------
                                                     $23,397    $19,594
                                                     =======    =======

                                                       1998      1997
                                                     -------   --------
Accrued payroll and employee benefits:
  Salaries, wages and related taxes                   $12,901   $11,530
  Accrued vacation                                     12,192    11,585
  Accrued pension costs                                 1,271     1,669
                                                      -------   -------
                                                      $26,364   $24,784
                                                      =======   =======
Accrued expenses and other liabilities:
   Accrued insurance costs                            $ 6,913   $ 6,909
   Accrued occupancy                                    4,232     3,240
   Accrued interest                                     4,283     3,973
   Deferred acquisition payments                        1,639     4,661
   Client advances                                      1,060     3,186
   Deferred income                                      1,640     1,912
   Accrued expenses                                       837     2,785
   Other liabilities                                    3,123     3,661
                                                      -------   -------
                                                      $23,727   $30,327
                                                      =======   =======



Note 6 - Long-Term Debt:

      Long-term debt consists of the following (in thousands):

                                                        1998      1997
                                                       ------    ------
     Senior Notes:
       6.54% Series A notes, due March 29, 2001    $ 40,000   $ 40,000
       6.87% Series B notes, due March 29, 2003      30,000     30,000
       6.92% Series C notes, due September 29, 2003  10,000     10,000
       7.19% Series F notes, due December 16, 2004   10,000     10,000
       7.23% Series G notes, due December 16, 2005   10,000     10,000
       7.20% Series D notes, due March 29, 2006       5,000      5,000
       7.25% Series E notes, due September 29, 2006  15,000     15,000
     Lines of credit                                 20,015     18,560
     Other notes payable, due July 1998               1,609      1,542
                                                    -------    -------
                                                    141,624    140,102
     Current portion of long-term debt                9,614     11,560
                                                    -------    -------
                                                   $132,010   $128,542
                                                   ========   ========

      The Senior Notes agreement contains limitations on additional indebtedness, sales of assets, loans and advances, as well as minimum net worth requirements and maintenance of certain financial ratios. Company management believes all such requirements were satisfied as of March 27, 1998. As a result of a completed interest rate hedge, the effective interest rate on the Senior Notes will be 6.78% through 2001, then 6.94% through 2003, 7.07% in 2004, 7.09% in 2005, 7.04% in 2006 and 7.25% in 2007.

      The Company has $74,310,000 available for borrowing under the lines of credit in U.S. dollars, offshore foreign currencies or foreign domestic currencies, and for the issuance of letters of credit and purchase of foreign currency exchange contracts. Interest is charged under several options, including the bank's reference rates or at LIBOR plus a spread, at the Company's option. The weighted-average interest rate on short-term borrowings was 6.4% at March 27, 1998. The agreements contain limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as maintenance of certain financial ratios and minimum net worth requirements. Such requirements were satisfied as of March 27, 1998. As of March 27, 1998, under these lines, the Company had borrowings of $20,015,000, and standby letters of credit totaling $19,709,000 principally for project performance, advance payment guarantees and the Company's domestic insurance program. The lines of credit come due as follows: $6,797,000 in July 1998, $14,310,000 in February 1999, and $53,203,000 in January
      2001. The fair value of the Company's long-term debt approximates carrying value based on current rates offered to the Company for debt of the same remaining maturities.

      Annual maturities of long-term debt over the next five fiscal years are as follows: 1999-$9,614,000; 2000-$10,000; 2001-$52,000,000; 2002-none;
      and 2003-$30,000,000.

Note 7 - Foreign Currency Contracts:

      The Company has entered into foreign exchange forward contracts, all having maturities of less than one year. The notional amounts noted below serve solely as a basis for the calculation of payment streams to be exchanged. The Company is exposed to credit loss in the event of nonperformance by counter parties for these contracts. The Company selects major international banks and financial institutions as counter parties to manage this credit risk. Transaction gains and losses including the effect of foreign currency contracts and currency exchange rate conversion were a loss of $206,000 in 1998, a loss of $222,000 in 1997, and a loss of $433,000 in 1996. (Foreign currency amounts in thousands)

                                                  1998       1997
                                                 ------     ------
          Australian dollar                      1,000      3,000
          United States dollar                     644        850
          British pound                              -      2,000

Note 8 - Fair Values of Financial Instruments:

      The carrying amount of marketable securities is based on quoted market prices at the reporting date for those investments and as such equal fair value. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities, which approximates carrying value. All other financial instruments bear relatively short-term maturities, and accordingly, the carrying amount of these investments approximates fair value.

Note 9 - Income Taxes: (in thousands)

      Income taxes consist of the following:

                                             1998      1997      1996
                                           -------   -------   -------
      U.S. Federal taxes:
          Current                         $ 9,560   $11,761    $11,126
          Deferred                           (478)   (1,736)      (529)
                                          -------   -------    -------
                                            9,082    10,025     10,597
      State and local taxes:
          Current                           1,706     1,841      2,053
          Deferred                           (115)     (166)       (97)
                                          -------   -------    -------
                                            1,591     1,675      1,956
     Non-U.S. taxes:
          Current                           3,541     1,249      2,680
          Deferred                            (26)        -          -
                                          -------   -------    -------
                                            3,515     1,249      2,680
                                          -------   -------    -------
                                          $14,188   $12,949    $15,233
                                          =======   =======    =======

      The sources of earnings before income taxes consist of the following:

                                                1998     1997      1996
                                              -------   -------  -------
        U.S. earnings before income taxes     $27,438   $31,178  $35,146
        Non-U.S. earnings before income taxes   6,080       311    2,185
                                              -------   -------  -------
           Earnings before income taxes       $33,518   $31,489  $37,331
                                              =======   =======  =======

      Income taxes differ from amounts computed by applying the statutory U.S.
      Federal income tax rate of 35% to earnings before income taxes as follows:
      Statutory U.S. Federal income tax       $11,731   $11,021  $13,066
      State income taxes,
       net of Federal benefit                   1,034     1,089    1,271
      Goodwill                                    653       499      410
      Other                                       770       340      486
                                              -------   -------  -------
          Total income taxes                  $14,188   $12,949  $15,233
                                              =======   =======  =======

      Deferred income taxes result from temporary differences in the timing of the recognition of revenues and expenses for financial statement and tax return purposes. Management believes that it is more likely than not, that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred taxes were as follows:

                                                1998         1997
                                              -------     -------
       Current deferred net tax assets:
          Compensation expense                $ 3,975     $ 3,698
          Litigation reserve                      410         718
          Accrued expenses                        171         960
          Allowance for doubtful accounts         918         558
          Other                                   433         344
                                              -------     -------
             Total current deferred tax assets  5,907       6,278
                                              -------     -------

          Cash to accrual adjustments
            from acquisitions                   1,106       1,993
          Other                                   498         150
                                              -------     -------
             Total current deferred
               tax liabilities                  1,604       2,143
                                              -------     -------
          Net current deferred tax assets     $ 4,303     $ 4,135
                                              =======     =======
       Noncurrent deferred net tax liabilities:
         Foreign currency translation         $   836     $     -
         Other                                    735           -
                                              -------     -------
             Total noncurrent deferred
               tax assets                       1,571           -
                                              -------     -------
          Depreciation and amortization         2,481       1,840
          Other                                   569           -
                                              -------     -------
             Total noncurrent deferred tax
               liabilities                      3,050       1,840
                                              -------     -------
             Net noncurrent deferred tax
               liabilities                    $ 1,479     $ 1,840
                                              =======     =======
Note 10 - Lease Commitments:

       The Company is obligated under various noncancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

       The following is a schedule by year of future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 27, 1998 (in thousands):

        Fiscal Year(s)                         Total
        --------------                         -----
             1999                             $20,852
             2000                              17,622
             2001                              14,768
             2002                              11,430
             2003                               8,733
             Thereafter                        14,950
                                              -------
             Total minimum lease payments     $88,355
                                              =======
 The following schedule shows the composition of total rental expenses for all operating leases (in thousands):

                                               1998      1997      1996
                                             -------   -------   -------
              Total rental expense           $24,365   $23,617   $20,189
                Less sublease rentals            140       324       232
                                             -------   -------   -------
                                             $24,225   $23,293   $19,957
                                             =======   =======   =======

Note 11 - Contingencies:

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

      Restricted stock sales are offered to newly elected officers and are subject to restrictions on transfer and risk of forfeiture until earned by continued employment. Should employment terminate before ownership vests, shares are repurchased by the Company at the lesser of the price originally paid for the stock or its market value on the date of termination. During the restriction period, holders have the rights of shareholders, including the right to vote and receive dividends, but cannot transfer ownership. Restricted stock is generally being issued at 67% of market value on the date of issuance and vests 3 years after the issue date. These restricted stock sales give rise to unearned compensation that is amortized over the vesting period. Through
      March 27, 1998, 231,715 shares of restricted stock have been issued under the Plan.

                                       1998            1997           1996
                                      ------          ------         ------
      Restricted stock issued         23,300          37,751         90,000

      Weighted-average fair           $12.88          $11.13         $12.00
       value of restricted stock
       granted during the year

      Non-qualified stock options are granted at fair value at the date of grant and generally vest 25% per year commencing on the first anniversary after the grant date. Options expire 10 years after the grant date, and all awards need to be made by May 22, 2005.

                                     1998                       1997                      1996
                           ------------------------    ----------------------    ----------------------
                                     Weighted Avg.             Weighted Avg.              Weighted Avg.
                            Shares   Exercise Price    Shares  Exercise Price     Shares  Exercise Price
                           --------- --------------    ------  --------------    -------- -------------
Outstanding at beginning
  of the year              1,678,856     $16.09        1,517,823    $16.87      1,619,874    $17.03
Granted                        8,000      12.88          276,554     11.24         40,000     12.63
Exercised                     (6,902)     11.78           (2,737)    12.00              -
Canceled                     (90,628)     16.00         (112,784)    14.83       (142,051)    17.48
                           ---------                   ----------               ---------
Outstanding at the end
  of the year              1,589,326     $16.09        1,678,856    $16.09      1,517,823    $16.87
                           =========                   =========                =========
Exercisable at year-end    1,166,549     $17.70          970,941    $18.58        705,678    $19.47

Weighted-average fair
  value of options granted
  during the year                        $ 5.46                     $ 4.40                   $ 5.05

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 28.28%, 27.15%, and 26.59%; risk-free interest rates of 6.81%, 6.24%, and 6.04%; expected lives of 6, 5.6, and 6 years and no dividends.

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

                                   1998                       1997                          1996
                           ----------------------     ----------------------       -----------------------

                                   Weighted Avg.              Weighted Avg.                 Weighted Avg.
                           Shares  Exercise Price     Shares  Exercise Price       Shares   Exercise Price
                           ------  --------------     ------  --------------       ------   --------------
Outstanding at beginning
  of the year              23,000      $12.97         15,000     $13.63                 -
Granted                    17,000       13.50          8,000      11.75            15,000       $13.63
Exercised                       -           -              -                            -
                           ------                     ------                       ------
Outstanding at the end
   of the year             40,000      $13.20         23,000     $12.97            15,000       $13.63
                           ======                     ======                       ======
Exercisable at year-end    12,664      $13.23          4,998     $13.63            None

Weighted-average fair
value of options granted
during the year                        $ 5.59                    $ 4.90                         $ 5.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: expected volatility of 28.51%, 27.97%, and 26.87%; risk-free interest rates of 6.3%, 6.4%, and 6.44%; expected lives of 6 years and no dividends.

     The following table summarizes both stock option plans' information on stock options outstanding at March 27, 1998:

                            Options Outstanding                       Options Exercisable
                          -----------------------                    ---------------------
                     Number       Weighted Avg.                      Number
   Range of        Outstanding      Remaining      Weighted Avg.    Exercisable    Weighted Avg.
Exercise Prices    at 3/27/98   Contractual Life  Exercise Price   at 3/27/98      Exercise Price
---------------    ----------   ----------------  --------------   ------------    --------------
$11.13 to $13.63    731,879           7.5            $11.81           281,766          $11.90
$16.65 to $19.50    625,910           5.5             18.97           625,910           18.97
$20.00 to $21.75    271,537           4.0             20.57           271,537           20.57

       Pro-Forma Disclosure

       The Company continues to apply APB Opinion No. 25 in accounting for both of its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the stock option plans. There was no material difference in the Company's earnings or earnings per share had the stock option plans determined compensation cost based on the fair value at the grant dates consistent with the method of SFAS No. 123.

Note 13 - Employee Retirement Plans:

       The Company and its domestic subsidiaries have several defined contribution retirement plans covering substantially all of the Company's U.S. employees with a minimum service requirement.
       Depending upon the plan, eligible employees can invest up to 15% of their earnings; certain plans will match by an equal amount from the Company generally up to the first 3% of the employee's contribution. Employer matching contributions for fiscal years 1998, 1997 and 1996 were $2,930,000, $3,315,000 and $2,957,000, respectively.
       Profit-sharing contributions to all plans are currently discretionary. However, prior to January 1, 1997 the largest of the plans had a profit-sharing contribution that was computed in accordance with a formula (set forth in the Plan) to provide for an annual contribution of 6% of pre-tax earnings, as defined. The contributions for 1998, 1997 and 1996 were $1,381,000, $1,684,000 and $2,553,000, respectively.

       Certain of the Company's foreign subsidiaries have trusteed retirement plans covering substantially all of their employees. These pension plans are not required to report to government agencies pursuant to ERISA and do not otherwise determine the actuarial value of accumulated benefits or net assets available for benefits. The aggregate pension expense for these plans for fiscal years 1998, 1997 and 1996 were $1,498,000, $1,719,000 and $1,369,000, respectively.

Note 14 - Segment Information:

       The Company is a worldwide provider of comprehensive engineering, consulting and construction management services. The Company serves a broad range of clients in both the private and public sectors.
       Net revenues from all agencies and departments of the United States Government were approximately $66,440,000, $63,183,000 and $63,313,000 during fiscal years 1998, 1997 and 1996, respectively.

      Selected geographic information is summarized as follows (in thousands):

                               United         Other      Executive
                               States       Countries      Office     Total
                              --------      ---------    ---------   --------
       Net revenues    1998   $412,585       $69,919    $      -     $482,504
                       1997    388,671        65,737           -      454,408
                       1996    340,128        56,367           -      396,495

       Earnings from
         Operations    1998   $ 48,662       $ 8,223    $(14,072)    $ 42,813
                       1997     49,493         2,330     (14,962)      36,861
                       1996     45,519         4,480     (13,098)      36,901


       Identifiable
         Assets        1998   $287,182       $63,310     $35,869     $386,361
                       1997    268,236        53,435      36,611      358,282
                       1996    216,510        37,233      63,536      317,279

Note 15 - Earnings Per Share (EPS): (in thousands)

    The following is a reconciliation of the weighted average shares outstanding used for computing basic and diluted EPS.

                                               1998      1997      1996
                                              ------    ------    ------
       Weighted average shares - Basic EPS    17,890    20,287    22,385

       Dilutive securities:
          Restricted stock                       127       124       130
          Stock options                           31        35        22
                                              ------    ------    ------

       Weighted average shares - Diluted EPS  18,048    20,446    22,537
                                              ======    ======    ======

    Stock options to purchase 941, 965, and 1,539 shares of common stock as of March 27, 1998, March 28, 1997 and March 29, 1996, respectively, were outstanding but were not included in the computation of diluted EPS because the stock options' exercise price was greater than the average market price of the common shares.

Note 16 - Stock Repurchases:

    The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During fiscal 1998 the Company repurchased 28,700 shares of its common stock and reissued 169,200 shares of treasury stock. As of March 27, 1998 the Company had repurchased 1,847,400 shares and reissued 974,500 shares.
    The Company may continue to purchase shares on the open market.

    On November 19, 1996, the Company acquired all 3,700,000 shares of the Company's common stock owned by Hochtief Aktiengesellschaft vorm. Gebr. Helfmann (Hochtief AG). The Company may use the reacquired shares to facilitate acquisitions or remarket them if market conditions permit.

Note 17 - Common and Preferred Stock:

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

Note 18 - Restructuring Costs:

    In fiscal 1997 the Company determined it was necessary to restructure its international operations, and construction and project management subsidiary. Included in the restructuring cost are employee severance and termination costs, costs associated with office closures, losses on work in progress where there was extensive employee turnover and losses on other current assets, all of which impact the Company's working capital. The remaining balance represents losses on long-term assets. Approximately $464,000 remains to be expended at March 27, 1998 to complete the restructuring.

                            DAMES & MOORE GROUP

                   Supplementary Financial Information

    Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts):

                                  First         Second      Third      Fourth
     1998:                        Quarter       Quarter     Quarter    Quarter
                                  -------       -------     -------    -------
     Gross revenues               $171,771      $176,214   $174,974   $180,943
     Net revenues                  120,075       123,390    119,233    119,806
     Earnings from operations       10,556        10,913     11,244     10,100
     Net earnings                    4,685         5,151      5,153      4,341
                                  ========      ========   ========   ========
     Earnings per share-Basic     $   0.26      $   0.29   $   0.29   $   0.24
                                  ========      ========   ========   ========
     Earnings per share-Diluted   $   0.26      $   0.28   $   0.29   $   0.24
                                  ========      ========   ========   ========
     Weighted average number of
      shares-Basic                  17,890        17,884     17,873     17,914
                                  ========       =======    =======    =======
     Weighted average number of
       shares-Diluted               18,041        18,047     18,031     18,074
                                  ========       =======    =======    =======
     1997:

     Gross revenues               $154,839      $163,110   $168,350   $167,079
     Net revenues                  108,116       115,373    114,709    116,210
     Earnings from operation         9,209        11,528     10,800      5,324
     Net earnings                    4,981         6,022      5,636      1,901
                                  ========      ========   ========   ========
     Earnings per share-Basic     $   0.23      $   0.28   $   0.28   $   0.11
                                  ========      ========   ========   ========
     Earnings per share-Diluted   $   0.23      $   0.28   $   0.28   $   0.10
                                  ========      ========   ========   ========
     Weighted average number of
      shares-Basic                  21,456        21,698     20,063     17,933
                                  ========      ========   ========    =======
     Weighted average number of
      shares-Diluted                21,581        21,832     20,253     18,119
                                  ========      ========   ========    =======

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

Item 10.   Directors and Executive Officers of the Registrant*


Item 11.   Executive Compensation*


Item 12.   Security Ownership of Certain Beneficial Owners and Management*


Item 13.   Certain Relationships and Related Transactions*

* Information regarding the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K. For other information called for by Items 10-13, reference is made to the Company's definitive proxy statement for its annual meeting of shareholders, to be held on August 10, 1998, which will be filed with the Securities and Exchange Commission within 120 days after March 27, 1998, and which is incorporated herein by reference, except that the information included under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.

                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)        Financial Statements and Financial Statement Schedules

Financial statements and financial statement schedules that are filed as part of this Annual Report on Form 10-K are listed in Item 8 hereof.

        (b)  Reports on Form 8-K

There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-K is being filed.

        (c)        Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein:

Exhibit
Number   Description
-------  -----------
 2.1 Purchase Agreement dated April 6, 1995 for the purchase of shares of Walk, Haydel & Associates, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K [File No. 1-11075] filed on April 11, 1995).

 3.1 Restated Certificate of Incorporation of Dames & Moore Group as Amended (incorporated herein by reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended September 26, 1997).

 3.2 Restated Bylaws of Dames & Moore Group (incorporated herein by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10Q [File No. 1-11075], for the quarter ended September 26,
         1997).

 4.1 Note Purchase Agreement dated as of March 15, 1996 between the Company and the Noteholders (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 29, 1996).

 4.2 First Amendment dated as of April 15, 1996, to the Note Purchase Agreement dated as of March 15, 1996 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

 4.3 Second Amendment dated as of November 18, 1996 to the Note Purchase Agreement dated as of March 15, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

 4.4 Note Purchase Agreement dated as of December 16, 1996 between the Company and the Noteholders (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K [File
         No. 1-11075] for the year ended March 28, 1997).

 4.5 Third Amendment dated as of December 16, 1996, to the Note Purchase Agreement dated as of March 15, 1996 (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

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

10.1* Trust Agreement for the Deferred Compensation Plan dated December 4, 1993 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended December 24, 1993).

10.2 First Amended and Restated Credit Agreement dated as of May 24, 1996 between Bank of America National Trust and Savings Association and the Company (incorporated herein by reference to Exhibit
         10.6 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 29, 1996).

10.3* Dames & Moore, Inc. Amended and Restated 1991 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.4* Dames & Moore, Inc. 1995 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.5 First Amendment to First Amended and Restated Credit Amendment, between Bank of America National Trust and Savings Association and the Company (incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.6 Second Amendment to First Amended and Restated Credit Agreement, between Bank of America National Trust and Savings Association and the Company (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.7 Third Amendment to First Amended and Restated Credit Agreement, dated November 12, 1997, between Bank of America National Trust and Savings Association and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended December 26, 1997).

10.8* Employment Agreement dated April 1, 1997 between Dames & Moore, Inc. and Arthur C. Darrow (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.9* Agreement Regarding Severance Payments dated April 1, 1997, 1997 by and between Dames & Moore, Inc. and Mark A. Snell (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.10 Senior Loan Agreement between DMB/Remediation LLC as Borrower and PPA Funding Corp., as Senior Lender dated March 11, 1997
         (incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.11 Greenfields Funding Corp. and DMB/Remediation LLC Subordinated Loan Agreement dated March 11, 1997 (incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

10.12 Revised Exhibit "D" Waterfall to Greenfields Funding Corp. and DMB/Remediation LLC Subordinated Loan Agreement.

10.13*   Dames & Moore Group Deferred Compensation Plan effective May 2, 1998.

21.1     List of Subsidiaries of the Company.

23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants.

27.1     Financial Data Schedule (included only in the electronic filing).

27.1A Restated Financial Data Schedule for the interim period of December 27, 1996, in the fiscal year ended March 28, 1997 (included only in the electronic filing).

*Management compensation agreement.

Exhibits filed herewith or incorporated by reference herein will be furnished to shareholders of the Company upon written request and for a fee of $.20 per page, payable in advance. This fee covers only the Company's reasonable expenses in furnishing such exhibits. Written requests should be addressed to:
                                 Dames & Moore Group
                                 Investor Relations Department
                                 911 Wilshire Boulevard, Suite 700
                                 Los Angeles, California  90017

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DAMES & MOORE GROUP


Date:  June 12, 1998           By  /s/ ARTHUR C. DARROW
                                   Arthur C. Darrow
                                   President and
                                   Chief Executive Officer


Date:  June 12, 1998           By  /s/ MARK A. SNELL
                                   Mark A. Snell
                                   Executive Vice President and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 12, 1998.

                               By  /s/ ARTHUR C. DARROW
                                   Arthur C. Darrow
                                   Director
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                               By  /s/ MARK A. SNELL
                                   Mark A. Snell
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                               By  /s/ LESLIE S. PUGET
                                   Leslie S. Puget
                                   Corporate Controller
                                   (Principal Accounting Officer)

                               By  /s/ GEORGE D. LEAL
                                   George D. Leal, Director


                               By  /s/ ROBERT M. PERRY
                                   Robert M. Perry, Director


                               By  /s/ HARALD PEIPERS
                                   Harald Peipers, Director


                               By  /s/ MICHAEL R. PEEVEY
                                   Michael R. Peevey, Director


                               By  /s/ ANTHONY R. MOORE
                                   Anthony R. Moore, Director


                               By  /s/ URSULA BURNS
                                   Ursula Burns, Director


                               By  /s/ ROBERT E. CLARKE
                                   Robert E. Clarke, Director


                               By  /s/ GARY R. KRIEGER
                                   Gary R. Krieger, Director


                               By  /s/ A. EWAN MACDONALD
                                   A. Ewan Macdonald, Director


                               By  /s/ ARTHUR E. WILLIAMS
                                   Arthur E. Williams, Director





                             DAMES & MOORE GROUP
               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
       Fiscal Years Ended March 27, 1998, March 28, 1997 and March 29, 1996


                                                           Additions
                                                       ------------------
                                     Balance at       Charged to    Charged to                     Balance at
                                     beginning        costs and       other                          end of
   Description                        of year          expenses      accounts    Deductions           year
   ____________                      ---------        ---------     ----------   ----------        ----------
Year Ended March 27, 1998

    Allowance for doubtful accounts  $3,001,000        $  915,000   $     -      $(508,000)        $3,408,000
                                     ==========        ==========   =========    ==========        ==========

Year Ended March 28, 1997

    Allowance for doubtful accounts  $1,886,000        $1,208,000   $465,000(1)  $(558,000)        $3,001,000
                                     ==========        ==========   ========     =========         ==========

Year Ended March 29, 1996

    Allowance for doubtful accounts  $1,701,000        $  378,000   $350,000(1)  $(543,000)        $1,886,000
                                     ==========        ==========   ========     =========         ==========









(1) Amount recorded on books of acquired entities at date of acquisition.