Form 10-Q
period 1998-06-26
DAMES & MOORE INC /DE/
filed 1998-08-07
CIK 878549

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 26, 1998


                                    OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to ______________


                        Commission File Number 1-11075


                            DAMES & MOORE GROUP
        (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                     95-4316617
---------------------------------         -----------------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


      911 Wilshire Blvd., Suite 700, Los Angeles, California  90017
      -------------------------------------------------------------
      (Address, including Zip Code, of Principal Executive Offices)


                             (213) 996-2200
         ---------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X   No
                                 ----     -----


As of August 3, 1998, 18,367,767 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.






                        Part I.  Financial Information

Item 1.  Financial Statements

                           DAMES & MOORE GROUP
         Condensed Consolidated Statements of Financial Position
            (In thousands, except share and per share amounts)
                              (Unaudited)

                                                        June 26,  March 27,
                                                          1998      1998
                                                        --------  --------
Assets

 Current:
Cash and cash equivalents                             $  11,135   $  9,493
Marketable securities                                       785      1,031

Accounts receivable, net of allowance
  for doubtful accounts of: $3,738 and $3,408           136,821    135,298
Billed contract retentions                               12,348     10,992
Unbilled receivables                                     63,678     55,844
                                                      ---------   --------
Total accounts receivable                               212,847    202,134

     Deferred income taxes                                4,303      4,303
     Prepaid expenses and other assets                   13,285     11,168
                                                      ---------   --------
         Total current assets                           242,355    228,129

Property and equipment, net                              24,305     23,397
Goodwill of acquired businesses, net                    121,896    117,849
Investments in affiliates                                 7,221      4,868
Other assets                                             14,499     12,118
                                                      ---------   --------
                                                      $ 410,276   $386,361
                                                      =========   ========
Liabilities and shareholders' equity
Current:
Current portion of long-term debt                     $  14,281   $  9,614
Accounts payable                                         35,040     31,990
Accrued payroll and employee benefits                    29,103     26,364
Current income taxes payable                              6,256      6,864
Accrued expenses and other liabilities                   24,799     23,727
                                                      ---------   --------
  Total current liabilities                             109,479     98,559

Long-term debt                                          139,000    132,010
Other long-term liabilities                               6,134      5,883
Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value,
  shares authorized: 1,000,000
  shares issued: none                                         -          -
Common stock and capital in excess of $0.01
  par value, shares authorized: 27,000,000
  shares issued:  22,777,000 and 22,740,000             108,010    107,512
Retained earnings                                       108,905    104,952
Treasury stock, 4,383,000 and 4,573,000                 (58,614)   (61,157)
Accumulated other comprehensive income                   (2,016)    (1,289)
Other shareholders' equity                                 (622)      (109)
                                                       --------    -------
  Total shareholders' equity                            155,663    149,909
                                                       --------   --------
                                                       $410,276   $386,361
                                                       ========   ========

See accompanying notes to condensed consolidated financial statements.




                            DAMES & MOORE GROUP
            Condensed Consolidated Statements of Earnings
             (In thousands, except per share amounts)
                             (Unaudited)

                                                         Three Months Ended
                                                      ----------------------
                                                       June 26,      June 27,
                                                        1998           1997
                                                      --------      --------
Gross revenues                                        $189,150      $171,771
  Direct costs of outside services                      60,346        51,986
                                                      --------      --------
 Net revenues                                          128,804       119,785
                                                      --------      --------
Operating expenses:
   Salaries and related costs                           90,013        84,447
   General expenses                                     24,290        21,440
   Depreciation and amortization                         2,251         2,134
   Amortization of goodwill                              1,187         1,208
                                                      --------      --------
                                                       117,741       109,229
                                                      --------      --------
Earnings from operations                                11,063        10,556

   Investment and other income (loss)                     (155)         (106)
   Interest expense                                     (2,663)       (2,463)
                                                      --------      --------
Earnings before income taxes                             8,245         7,987
   Income taxes                                          3,558         3,302
                                                      --------      --------

Net earnings                                          $  4,687      $  4,685
                                                      ========      ========
Cash dividends declared per share                     $   0.03      $   0.03
                                                      ========      ========
Earnings per share - Basic                            $   0.26      $   0.26
                                                      ========      ========
Earnings per share - Diluted                          $   0.26      $   0.26
                                                      ========      ========
Weighted average number of shares - Basic               18,262        17,890
                                                      ========      ========

Weighted average number of shares - Diluted             18,336        18,041
                                                      ========      ========

See accompanying notes to condensed consolidated financial statements.



                             DAMES & MOORE GROUP
              Condensed Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                       Three Months Ended
                                                       -------------------
                                                       June 26,    June 27,
                                                         1998         1997
                                                       -------    --------
Cash flows from operating activities:
  Net earnings                                        $  4,687    $  4,685
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                        3,495       3,392
    Loss on equity investments                             440         379
    Deferred income taxes                                  537        (597)
    Change in assets and liabilities, net of
     effects of purchases of businesses:
       Marketable securities                                 -       5,984
       Accounts receivable                             (10,714)     (6,677)
       Prepaid expenses and other assets                (2,140)        127
       Accounts payable and accrued expenses             4,913      (2,402)
                                                      --------    --------
Net cash provided by operating activities                1,218       4,891
                                                      --------    --------
Cash flows from investing activities:
  Purchases of businesses, net of cash acquired         (3,685)     (9,870)
  Purchases of property and equipment                   (2,989)     (1,988)
  Investments and other assets                          (4,974)       (165)
  Proceeds from sales of investment and other property     295           -
                                                      --------    --------
Net cash (used in) investing activities                (11,353)    (12,023)
                                                      --------    --------
Cash flows from financing activities:
  Repayments on lines of credit                            (10)     (3,050)
  Proceeds from debt instruments                        12,000       5,038
  Issuance of common stock                                 393         278
  Stock repurchased                                        (54)          -
  Dividends                                               (552)       (541)
                                                      --------    --------
Net cash provided by financing activities               11,777       1,725
                                                      --------    --------
Net increase (decrease) in cash and cash equivalents     1,642      (5,407)
Cash and cash equivalents, beginning of period           9,493      12,726
                                                      --------    --------
Cash and cash equivalents, end of period              $ 11,135    $  7,319
                                                      ========    ========
Supplemental disclosures of cash flow information:
  Interest paid                                       $  4,605    $  4,163
  Income tax paid                                        3,559       3,235
Non cash investing activities - business acquisitions    2,563       2,033

See accompanying notes to condensed consolidated financial statements.




                               DAMES & MOORE GROUP
              Notes to Condensed Consolidated Financial Statements
               (In thousands, except share and per share amounts)



Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1998 annual report to shareholders. The condensed consolidated financial statements include all adjustments
(consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of June 26, 1998 and March 27, 1998; and the results of operations for the three-month periods ended June 26, 1998 and June 27, 1997. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1999 fiscal year presentation.

The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

Fiscal Year:

The Company uses a 52-53 week fiscal year ending the last Friday in March. The three-month periods ended June 26, 1998 and June 27, 1997 were each comprised of 13 weeks.

Note 2 - Restructuring Costs:

In fiscal 1997, the Company recorded a provision for the restructuring of its international operations and construction and project management subsidiary. At June 26, 1998 approximately $209 remains to be expended to complete the restructuring.

Note 3 - Shareholders' Equity:

The Company declared a quarterly cash dividend of $0.03 per share on its common stock, totaling $552, during the first quarter of fiscal 1999. Under the Company's Amended and Restated 1991 Long-Term Incentive Plan, it issued 65,891 shares of Restricted Stock of which 33,110 shares were from treasury stock; repurchased 5,393 shares of Restricted Stock; and stock options for 9,536 common shares were exercised.

The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During the first quarter of fiscal 1999 the Company did not acquire any additional shares, but did reissue 156,991 shares of treasury stock. As of June 26, 1998, in addition to the private acquisition of 3,700,000 shares of the Company's common stock from Hocktief AG, the Company has repurchased 1,847,400 shares and reissued 1,164,600 shares.

Note 4 - Comprehensive Income:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting of Comprehensive Income", effective with its fiscal year 1999. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Other comprehensive income of the Company consists of unrealized losses on marketable securities and foreign currency translation adjustments. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it affects only where those items are displayed and how they are described.

    Comprehensive income is as follows:

                                                       Three Months Ended
                                                   -----------------------
                                                    June 26,      June 27,
                                                      1998          1997
                                                    -------       -------
    Net earnings                                    $ 4,687       $ 4,685
    Other comprehensive income, net of tax:
      Unrealized losses on marketable securities       (154)           -
      Foreign currency translation adjustments         (573)         (196)
                                                    -------       -------
                                                       (727)         (196)
                                                    -------       -------
    Comprehensive income                            $ 3,960       $ 4,489
                                                    =======       =======

Note 5 - Subsequent Event:

The Company has executed an agreement to purchase Radian International LLC, ("Radian") a leading multi-national engineering, consulting and construction firm, for $117 million in cash, subject to post-closing adjustments. Upon closing of the purchase, the net book value of Radian is guaranteed to be at least $93 million. The acquisition will be funded by an increase in the Company's bank lines, which will also be expanded to retire the outstanding Senior Notes. This transaction will be accounted for as a purchase. The transaction closed on July 31, 1998.


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

Acquisitions and Operations

During the first quarter of fiscal 1999, the Company acquired Signet Testing Laboratories, Inc., a materials engineering and testing firm focused on the areas of structural steel and concrete testing and inspections.

All acquisitions have been accounted for as purchases; accordingly, the difference between the purchase cost and the fair value of the net assets of acquired businesses is amortized on a straight-line basis over various periods not exceeding 40 years. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

Results of Operations

First Quarter 1999 Compared with First Quarter 1998

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first quarter for both fiscal year 1999 and 1998 were each comprised of 13 weeks.

                                          1999        Increase      1998
                                        --------      --------    --------
Net Revenues                            $128,804        7.5%      $119,785

The 7.5% increase in net revenues in the first quarter of 1999 as compared to the first quarter of 1998 is in part a result of a full quarter's operating results from the Company's fiscal 1998 and 1999 acquisitions, which contributed $8,317 of the increase, or 6.9%. The remaining increase of $702, or 0.6%, represents growth from the Company's transportation and construction services divisions.

                                          1999        Increase      1998
                                        -------       --------     -------
Salaries and Related Costs              $90,013         6.6%       $84,447

Salaries and related costs increased by 6.6% in the first quarter of 1999 as compared to the first quarter of 1998. Acquisitions completed in fiscal 1998 and 1999 represent $5,840, or 6.9%, of this increase. Lower bonus and profit sharing partially offset this increase. Salaries and related costs represent 69.9% and 70.5% of net revenues for the first quarter of 1999 and 1998, respectively.


                                          1999        Increase       1998
                                        -------       --------     -------

General Expenses                        $24,290        13.3%       $21,440

Acquisitions completed in fiscal 1998 and 1999 accounted for an increase of $1,717, or 8.0%, in general expenses. The remainder of the increase was primarily due to increases for professional services and allowance for doubtful accounts. As a percentage of net revenues, general expenses represent 18.9% and 17.9% of net revenues for the first quarter of 1999 and 1998, respectively.

                                          1999        Increase       1998
                                        ------        --------      ------
Depreciation and Amortization           $ 2,251         5.5%        $ 2,134

Fiscal 1998 and 1999 acquisitions were responsible for $151, or 7.1%, of the increase in depreciation and amortization. This increase is offset by a decline in depreciation expense for the Company's remaining assets as some become fully depreciated. Depreciation and amortization represents 1.7% and 1.8% of net revenues for the first quarter of 1999 and 1998, respectively.

                                          1999        Increase        1998
                                        -------       --------      -------
Earnings from Operations                $11,063         4.8%        $10,556

The Company's operating margin as a percentage of net revenues was 8.6% and 8.8% for the first quarter of 1999 and 1998, respectively.

                                          1999        Decrease        1998
                                        ------        --------      ------
Investment and Other Income (Loss)      $ (155)        (46.2%)      $ (106)

The decrease in investment and other loss reflects a decline in earnings from its joint ventures.

                                         1999         Increase      1998
                                        ------        --------     ------
Interest Expenses                       $ 2,663         8.1%       $ 2,463

Borrowings were approximately $12 million higher at the end of the first quarter of 1999 than the first quarter of 1998 resulting in higher interest costs. The Company's stock repurchases and funding of acquisitions have been financed with long-term debt. In connection with the acquisition of Radian, the Company is restructuring its debt, See Note 5. Consequently, interest expense has and will continue to increase. See "Liquidity and Capital Resources."

                                         1999       Increase        1998
                                       -------       --------      ------
Income Taxes                           $ 3,558         7.8%        $ 3,302

Income taxes as a percentage of earnings before income taxes were 43.2% and 41.3% for the first quarter of 1998 and 1997, respectively. Goodwill amortization related to stock acquisitions is not deductible for tax purposes, coupled with losses from foreign corporations where no tax benefit has been recognized has resulted in an increasingly higher income tax rate as a percentage of earnings.

Liquidity and Capital Resources

Cash and cash equivalents total $11,135 at June 26, 1998, compared to $9,493 at March 27, 1998. The Company's working capital of $132,876 at June 26, 1998 has improved from $129,570 at March 27, 1998. The primary sources of cash in the first quarter of 1999 consisted of proceeds from issuance of debt of $12,000. The primary uses of cash in the first quarter of 1999 consisted of acquisitions and investment and other assets totaling $8,659.

Net cash provided by operating activities for the first quarter of fiscal 1999 totaled $1,218 as compared to $4,891 for the first quarter of fiscal 1998. In fiscal 1998, marketable securities were sold, while none were sold in fiscal 1999. Increases in accounts receivables and prepaid expenses and other assets were partially offset by the increase in accounts payable and accrued expenses.

Investing activities reflects the Company's acquisition and venture programs. Acquisitions made by the Company in the first quarter of fiscal 1999 were for smaller-sized companies than in the first quarter of fiscal 1998 and a portion of the purchase price was paid for with the issuance of the Company's treasury shares. Investments and other assets represents the funding of several venture opportunities in the first quarter of fiscal 1999, when none were funded in the first quarter of fiscal 1998.

Borrowings increased in the first quarter of fiscal 1999 to fund the acquisition and investment programs noted above.

The Company's existing debt structure is being modified and expanded as a result of the Radian acquisition, see Note 5. Management believes that continuing capital requirements to support growth and diversification of services, funding of acquisitions and new ventures, will be provided by cash generated from operations and the expanded lines of credit presently being negotiated, will be sufficient to meet requirements for the foreseeable future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

Not applicable.



                      Part II.  Other Information


Item 2.  Changes in Securities

On March 30, 1998, the Company issued from its treasury 156,991 shares of its common stock as part of the consideration for its acquisition of Signet Testing Laboratories, Inc. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were offered and sold in a transaction that did not involve a public offering.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 10.1 Dames & Moore, Inc. Amended and Restated 1991 Long-Term Incentive Plan.

    Exhibit 10.2 Equity Purchase Agreement by and among Dow Environmental Inc., TCM Technologies Inc. and Radian Acquisition Corp. dated as of June 23, 1998.

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


                                         DAMES & MOORE GROUP



Date: August 3, 1998                      /s/ ARTHUR C. DARROW
                                          ----------------------------
                                          Arthur C. Darrow
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




Date: August 3, 1998                      /s/ MARK A. SNELL
                                          ----------------------------
                                          Mark A. Snell
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



Date: August 3, 1998                      /s/ LESLIE S. PUGET
                                          ----------------------------
                                          Leslie S. Puget
                                          Corporate Controller
                                          (Principal Accounting Officer)





                               EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

10.1           Dames & Moore, Inc. Amended and Restated 1991 Long-Term
               Incentive Plan.

10.2 Equity Purchase Agreement by and among Dow Environmental Inc., TCM Technologies Inc. and Radian Acquisition Corp. dated as of June 23, 1998.

27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.