Form 10-Q
period 1998-09-25
DAMES & MOORE GROUP
filed 1998-11-06
CIK 878549

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 25, 1998


                                OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to ______________


                  Commission File Number 1-11075


                       DAMES & MOORE GROUP
      ------------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                        95-4316617
----------------------------               ----------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


       911 Wilshire Blvd., Suite 700, Los Angeles, California  90017
       -------------------------------------------------------------
       (Address, including Zip Code, of Principal Executive Offices)


                              (213) 996-2200
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ----       ----

As of October 31, 1998, 18,327,767 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.


                   Part I.  Financial Information
Item 1.  Financial Statements

                       DAMES & MOORE GROUP
     Condensed Consolidated Statements of Financial Position
        (In thousands, except share and per share amounts)
                           (Unaudited)

                                                  Sept. 25,     March 27,
Assets                                               1998         1998
                                                  ---------     ---------
 Current:
 Cash and cash equivalents                        $  19,708     $   9,493
 Marketable securities                                  493         1,031

 Accounts receivable, net of allowance
   for doubtful accounts of: $5,733 and $3,408      197,932       135,298
 Billed contract retentions                          14,579        10,992
 Unbilled                                            92,646        55,844
                                                   --------       -------
                                                    305,157       202,134

 Deferred income taxes                                7,261         4,303
 Prepaid expenses and other assets                   26,250        11,168
 Inventories                                          6,112             -
                                                   --------       -------
         Total current assets                       364,981       228,129

Property and equipment, net                          56,386        23,397
Goodwill of acquired businesses, net                143,102       117,849
Investments in affiliates                             8,835         4,868
Other assets                                         34,611        12,118
                                                   --------      --------
                                                   $607,915      $386,361
                                                   ========      ========
Liabilities and shareholders' equity
Current:
 Current portion of long-term debt                 $  9,177      $  9,614
 Accounts payable                                    46,669        31,990
 Accrued payroll and employee benefits               39,033        26,364
 Current income taxes payable                         5,391         6,864
 Accrued expenses and other liabilities              51,083        23,727
                                                   --------      --------
         Total current liabilities                  151,353        98,559

Long-term debt                                      301,622       132,010
Other long-term liabilities                          14,629         5,883
Contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value,
   shares authorized: 1,000,000
   shares issued: none                                    -             -
 Common stock and capital in excess of $0.01
   par value, shares authorized: 54,000,000
   shares issued: 22,777,000 and 22,740,000         108,000       107,512
 Retained earnings                                   93,215       104,952
 Treasury stock: 4,419,000 and 4,573,000            (59,059)      (61,157)
 Accumulated other comprehensive income              (1,286)       (1,289)
 Other shareholders' equity                           ( 559)         (109)
                                                   ---------    ----------
         Total shareholders' equity                 140,311       149,909
                                                   ---------    ----------
                                                   $607,915      $386,361

The accompanying notes are an integral part of the condensed consolidated financial statements.


                       DAMES & MOORE GROUP
      Condensed Consolidated Statements of Earnings and Loss
             (In thousands, except per share amounts)
                           (Unaudited)

                                   Three Months Ended      Six Months Ended
                                  --------------------   --------------------
                                  Sept. 25,  Sept. 26,   Sept. 25,  Sept. 26,
                                    1998       1997        1998       1997
                                  --------   --------    --------   --------
Gross revenues                    $263,606   $176,214    $452,756   $347,985
  Direct costs of
    outside services               110,619     52,960     170,965    104,946
                                  ---------  ---------   ---------  --------
  Net revenues                     152,987    123,254     281,791    243,039
                                  ---------  ---------   ---------  --------
Operating expenses:
   Salaries and related costs      107,412     85,338     197,425    169,784
   General expenses                 27,610     23,623      51,900     45,063
   Depreciation and amortization     2,963      2,283       5,214      4,417
   Amortization of goodwill          1,247      1,097       2,434      2,305
   Acquisition related restruct-
     uring and other charges        28,276          -      28,276          -
                                  ---------  ---------   ---------  --------
                                   167,508    112,341     285,249    221,569
                                  ---------  ---------   ---------  --------
(Loss) earnings from operations    (14,521)    10,913      (3,458)    21,470

   Investment and other income         288        453         133        346
   Interest expense                 (4,579)    (2,541)     (7,242)    (5,004)
                                  ---------  ---------   ---------  ---------
(Loss) earnings before income
   taxes                           (18,812)     8,825     (10,567)    16,812
   Income taxes                     (6,523)     3,674      (2,965)     6,976
                                  ---------  ---------   ---------  ---------
(Loss) earnings before
   extraordinary item              (12,289)     5,151      (7,602)     9,836

 Extraordinary item (less
   applicable income taxes
   of $1,737)                       (2,850)         -      (2,850)         -
                                  ---------  ---------   ---------  ---------
Net (loss) earnings               $(15,139)  $  5,151    $(10,452)  $  9,836
                                  =========  =========   =========  =========
Cash dividends declared
   per share                      $   0.03   $   0.03    $   0.06   $   0.06
                                  =========  =========   =========  =========

Basic (loss) earnings per share
   (Loss) earnings before
   extraordinary item             $  (0.67)  $   0.29    $  (0.41)  $   0.55
     Extraordinary item              (0.16)         -       (0.16)         -
                                  ---------  ---------   ---------  ---------
                                  $  (0.83)  $   0.29    $  (0.57)  $   0.55
                                  =========  =========   =========  =========
   Weighted average number
     of shares                      18,252     17,884      18,257     17,887
                                  =========  =========   =========  =========
Diluted (loss) earnings per share
   (Loss) earnings before
     extraordinary item           $  (0.67)  $   0.28    $  (0.41)  $   0.55
   Extraordinary item                (0.16)         -       (0.16)         -
                                  ---------  ---------   ---------  ---------
                                  $  (0.83)  $   0.28    $  (0.57)  $  0. 55
                                  =========  =========   =========  =========
   Weighted average number
     of shares                      18,252     18,047      18,257     18,044
                                  =========  =========   =========  =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                         DAMES & MOORE GROUP
           Condensed Consolidated Statements of Cash Flows
                            (In thousands)
                             (Unaudited)

                                                           Six Months Ended
                                                        ---------------------
                                                        Sept. 25,   Sept. 26,
                                                          1998        1997
                                                        ---------   ---------
Cash flows from operating activities:
 Net (loss) earnings                                    $(10,452)    $ 9,836
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                         7,876       6,883
     Non-cash special charges                             12,099           -
     Loss from equity investments                            618         284
     Deferred income taxes                                (2,187)        474
     Change in assets and liabilities, net of
       effects of purchases of businesses:
         Marketable securities                                 -       5,984
         Accounts receivable                             (32,484)    (21,737)
         Prepaid expenses and other assets                   444      (1,078)
         Income tax receivable                            (9,618)        (41)
         Accounts payable and accrued expenses             1,542       4,900
                                                        ---------   ---------
Net cash (used in) provided by operating activities      (32,162)      5,505
                                                        ---------   ---------
Cash flows from investing activities:
 Purchases of businesses, net of cash acquired          (106,622)     (9,490)
 Purchases of property and equipment                      (7,019)     (3,776)
 Investments and other assets                             (9,161)       (472)
 Proceeds from sales of investments and other property       500       6,068
                                                        ---------   ---------
Net cash (used in) investing activities                 (122,302)     (7,670)
                                                        ---------   ---------
Cash flows from financing activities:
 Repayments on lines of credit                          (175,507)    (16,121)
 Debt issuance costs                                      (3,675)          -
 Proceeds from lines of credit                           345,080      21,000
 Issuance of common stock                                    382         323
 Stock repurchased                                          (498)       (310)
 Dividends                                                (1,103)     (1,082)
                                                        ---------   ---------
Net cash provided by financing activities                164,679       3,810
                                                        ---------   ---------
Net increase in cash and cash equivalents                 10,215       1,645
Cash and cash equivalents, beginning of period             9,493      12,726
                                                        ---------   ---------
Cash and cash equivalents, end of period                $ 19,708    $ 14,371
                                                        =========   =========
Supplemental disclosures of cash flow information:
 Interest paid                                          $  9,945    $  4,602
 Income tax paid                                           7,863       7,192
Non-cash investing activities-business acquisitions       17,615       2,551

The accompanying notes are an integral part of the condensed consolidated financial statements.


                       DAMES & MOORE GROUP
      Notes to Condensed Consolidated Financial Statements
              (In thousands, except share amounts)


Note 1 - Basis of Presentation:

   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1998 annual report to shareholders and Form 8-K/A dated July 31, 1998. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of September 25, 1998 and March 27, 1998; and the results of operations for the three-month periods and the six-month periods ended September 25, 1998 and September 26, 1997. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1998 fiscal year presentation.

   The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

   Fiscal Year:

   The Company uses a 52-53 week fiscal year ending the last Friday in March. The six-month periods ended September 25, 1998 and September 26, 1997 were each comprised of 26 weeks.

Note 2 - Radian Acquisition:

   On July 31, 1998, the Company acquired all of the membership interests of Radian International LLC ("Radian"), a multinational engineering, consulting and construction firm. The purchase price of $117 million in cash is subject to a post-closing adjustment. The purchase price in excess of the fair value of the net assets acquired, plus estimated office closure costs of $2,912 and severance costs of $382 are classified as goodwill and are being amortized over 40 years.

   The following schedule summarizes unaudited pro forma results of operations as if the acquisition of Radian had occurred at the beginning of fiscal 1998. Certain adjustments, such as goodwill, increased interest expense and income tax have been reflected.

                                   Three Months Ended       Six Months Ended
                                  --------------------    -------------------
                                  Sept. 25,  Sept. 26,    Sept. 25,  Sept. 26,
                                    1998       1997          1998      1997
                                  ---------  ---------    ---------  --------
Net revenues                      $169,329    $168,744    $343,445   $331,787
                                  =========   ========    =========  ========
(Loss) earnings before
  extraordinary item              $(14,279)   $  3,556    $ (9,149)  $  4,551
                                  =========   ========    =========  ========
Earnings per share before
  extraordinary item
Basic and Diluted                 $  (0.78)   $   0.20    $  (0.50)  $   0.25
                                  =========   ========    =========  ========
Net (loss) earnings               $(17,129)   $  3,556    $(11,999)  $  4,551
                                  =========   ========    =========  ========
Earnings per share - Basic
  and Diluted                     $  (0.94)   $   0.20    $  (0.66)  $   0.25
                                  =========   ========    =========  ========

   The pro forma information is intended to show how the acquisitions might have affected historical results of operations if the transaction had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of the periods presented or to be expected in the future.

   The acquisition has been accounted for as a purchase. Results of operations have been included in the consolidated financial statements from the date of acquisition.


                      DAMES & MOORE GROUP
      Notes to Condensed Consolidated Financial Statements
              (In thousands, except share amounts)


Note 3 - Acquisition Restructuring and Other Charges:

   During the second quarter, the Company took a charge for purchased in-process research and development technology that had not reached technological feasibilitiy of $15,271. Additionally, the Company began consolidation of certain facilities and operations primarily as a result of the Radian acquisition, resulting in a charge of $9,213. This charge consisted of $2,699 for lease termination, $3,635 for severance costs, and $2,879 for unamortized goodwill and other costs related to the closure of certain business units that were operating at a loss and were duplicative of Radian's capabilities. Other charges also included $3,792 for consolidation of certain of the Company's operational activities and other job related costs.

Note 4 - Inventories:

   Inventories at September 25, 1998 consisted of the following:

          Raw materials and supplies               $   2,659
          Work-in-progress                             2,378
          Finished goods                               1,075
                                                   ---------
                 Total                             $   6,112
                                                   =========

Note 5 - Long-Term Debt:

   The funding of the Radian acquisition resulted in the early extinguishment of the Company's Senior Notes and certain bank lines of credit. Pre-payment obligations and deferred financing costs resulted in a pretax charge of $4,587; after the tax effect of $1,737, the extraordinary charge was $2,850, or ($.16) per share, basic and diluted.

   The Company's new long-term debt facility includes a term commitment of $265,000 and a revolving commitment of $75,000. Interest is charged under several options, including the bank's reference rate or at LIBOR plus a spread, at the Company's option. Interest is payable quarterly for reference rate borrowings and for LIBOR borrowings the earlier of the last day of the interest rate period or three months from the first day of the interest rate period. The agreement contains limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as maintenance of certain financial ratios. The term loan requires quarterly principal payments commencing on June 30, 1999, with the unpaid balance of $140,000 due in full on June 30, 2004. The revolving commitment also matures on June 30, 2004. Furthermore, mandatory principal pre-payments or commitment reductions are required in the event of the occurrence of certain transactions, as defined in the agreement.

Note 6 - Shareholders' Equity:

   During the first two quarters of fiscal year 1999, the Company declared quarterly cash dividends of $0.03 per share on its common stock, totaling $1,103. Under the Company's Amended and Restated 1991 Long-Term Incentive Plan, it issued 65,891 shares of Restricted Stock of which 33,110 shares were from treasury stock and repurchased 5,393 shares of Restricted Stock; and stock options for 9,536 common shares were exercised.

   The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During the first two quarters the Company reacquired 36,535 shares of its common stock. As of September 25, 1998, the Company has repurchased 1,883,922 shares and reissued 1,131,538 shares.


                      DAMES & MOORE GROUP
       Notes to Condensed Consolidated Financial Statements
              (In thousands, except share amounts)

Note 7 - Comprehensive (Loss) Income:

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting of Comprehensive Income", effective with its fiscal year 1999. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Other comprehensive income of the Company consists of unrealized losses on marketable securities, foreign currency translation adjustments, and minimum pension liability adjustment. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it affects only where those items are displayed and how they are described.

   Comprehensive income is as follows:

                                                         Six Months Ended
                                                     -----------------------
                                                      Sept. 25,    Sept. 26,
                                                        1998         1997
                                                     ----------   ----------
   Net (loss) earnings                                $(10,452)    $  9,836
   Other comprehensive (loss) income, net of tax:
     Unrealized (losses) gain on marketable
       securities                                         (416)          27
     Foreign currency translation adjustments              347         (478)
     Minimum pension liability adjustment                   72            -
                                                      ---------    ---------
                                                             3         (451)
                                                      ---------    ---------
   Comprehensive (loss) income                        $(10,449)    $  9,385
                                                      =========    =========

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

Acquisitions and Operations

During the first quarter of fiscal year 1999, the Company acquired Signet Testing Laboratories, Inc., a materials engineering and testing firm focused on the areas of structural steel and concrete testing and inspections. During the second quarter of fiscal year 1999, the Company acquired all of the membership interests of Radian International LLC ("Radian"), a leading multinational engineering, consulting and construction firm. Several other smaller acquisitions were also completed in the second quarter.

All acquisitions are accounted for as purchases; accordingly, the difference between the purchase cost and the fair value of the net assets of acquired businesses are amortized on a straight-line basis over various periods not exceeding 40 years. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

Results of Operations

Second Quarter 1999 Compared with Second Quarter 1998

The Company uses a 52-53 week fiscal year ending the last Friday in March. The second quarter for both fiscal years 1999 and 1998 were comprised of 13 weeks.

                                            1999      Increase      1998
                                          --------    --------    --------
Net Revenues                              $152,987      24.1%     $123,254

The 24.1% increase in net revenues in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 is a result of the Company's fiscal 1998 and 1999 acquisitions, which contributed $33,705 of the increase, or
27.3%.   Net revenue growth was experienced in the construction services and transportation divisions; however, general engineering and consulting and process and chemical engineering declined.

                                            1999      Increase      1998
                                          --------    --------    --------
Salaries and Related Costs                $107,412      25.9%     $ 85,338

Salaries and related costs increased by 25.9% in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. Acquisitions completed in fiscal 1998 and 1999 represent $24,869 of the increase, or 29.1%. Staffing has been adjusted based on the net revenue pattern, which resulted in a net reduction of salaries, bonuses and profit sharing. Salaries and related costs represent 70.2% and 69.2% of net revenues for the second quarters of fiscal 1999 and 1998, respectively.

                                            1999      Increase      1998
                                          --------    --------    --------
General Expenses                          $ 27,610      16.9%     $ 23,623

Acquisitions completed in fiscal 1998 and 1999 accounted for the entire increase in general expenses. As a percentage of net revenues, general expenses represent 18.0% and 19.2% of net revenues for the second quarters of fiscal 1999 and fiscal 1998, respectively.

                                            1999      Increase      1998
                                          --------    --------    --------
Depreciation and Amortization             $  2,963      29.8%     $  2,283

Acquisitions completed in fiscal 1998 and 1999 accounted for the increase in depreciation and amortization, which has been offset by a decline in depreciation and amortization expense for the Company's remaining assets as they become fully depreciated. Depreciation and amortization represents 1.9% of net revenues for the second quarters of fiscal 1999 and 1998.

                                            1999      Increase      1998
                                          --------    --------    --------
Amortization of Goodwill                  $  1,247      13.7%     $  1,097

Amortization of goodwill increased $150, or 13.7%, due to fiscal 1998 and 1999 acquisitions; future acquisitions will continue this trend.

                                            1999      Increase      1998
                                          --------    --------    --------
Acquisition Related Restructuring
  and Other Charges                       $ 28,276     100.0%            -

See Note 3 to the Condensed Consolidated Financial Statements.

                                            1999      Decrease      1998
                                          --------    --------    --------
(Loss) Earnings from Operations          $(14,521)    (233.1%)    $ 10,913

The Company's loss from operations for the second quarter of fiscal 1999 resulted principally from the acquisition related restructuring and other charges of $28,276 (see Note 3 to the Condensed Consolidated Financial Statements). The Company's operating margin before these charges, as a percentage of net revenues, was 9.0% and 8.9% for the second quarters of fiscal 1999 and fiscal 1998, respectively.

                                            1999      Decrease      1998
                                          --------    --------    --------
Investment and Other Income               $    288     (36.4%)    $    453

The decrease in investment and other income reflects a decline in earnings from the Company's joint ventures.

                                            1999      Increase      1998
                                          --------    --------    --------
Interest Expenses                         $  4,579      80.2%     $  2,541

The Company's funding of acquisitions and joint ventures have been financed with long-term debt. The Company's borrowings have increased from $144,983 at September 26, 1997 to $310,799 at September 25, 1998, resulting in higher interest costs. See "Liquidity and Capital Resources."

                                            1999      Decrease      1998
                                          --------    --------    --------
Income Taxes                              $(6,523)    (277.5%)    $  3,674

Income tax (benefit) expense as a percentage of (loss) earnings before income taxes were 34.7% and 41.6% for the second quarters of fiscal 1999 and fiscal 1998, respectively. Goodwill amortization related to stock acquisitions, not deductible for tax purposes, coupled with losses from foreign corporations where no tax benefit has been recognized, reduces the benefit rate as a percentage of net loss.

                                            1999      Increase      1998
                                          --------    --------    --------
Extraordinary Item                        $  2,850      100.0%          -

See Note 5 to the Condensed Consolidated Financial Statements.

                                            1999      Decrease      1998
                                          --------    --------    --------
Net (Loss) Earnings                      $(15,139)    (393.9%)    $  5,151

The Company's net loss for the second quarter of fiscal year 1999 was primarily a result of the acquisition related restructuring and other charges and extraordinary item previously discussed.

First Two Quarters 1999 Compared with First Two Quarters 1998

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first two quarters for both fiscal years 1999 and 1998 were each comprised of 26 weeks.

                                             1999     Increase      1998
                                          --------    --------    --------
Net Revenues                              $281,791       15.9%    $243,039

The 15.9% increase in net revenues in the first two quarters of fiscal 1999 as compared to the first two quarters of fiscal 1998 is primarily a result of fiscal 1998 and 1999 acquisitions, which contributed $42,225 of the increase, or 17.4%. Growth in net revenues was also experienced in the transportation and construction divisions, which were offset by declines in the general engineering and consulting, and process and chemical engineering divisions.

                                            1999      Increase      1998
                                          --------    --------    --------
Salaries and Related Costs                $197,425       16.3%    $169,784

Salaries and related costs increased by 16.3% in the first two quarters of fiscal 1999 as compared to the first two quarters of fiscal 1998. Acquisitions completed in fiscal 1998 and 1999 represent $30,773 of this increase, or 18.1%. Staffing has been adjusted based on the net revenue pattern, which resulted in a net reduction of salaries, bonuses and profit sharing. Salaries and related costs represent 70.1% and 69.9% of net revenues for the first two quarters of fiscal 1999 and fiscal 1998, respectively.

                                            1999      Increase      1998
                                          --------    --------    --------
General Expenses                          $ 51,900     15.2%      $ 45,063

Acquisitions completed in fiscal 1998 and 1999 accounted for the increase in general expenses. As a percentage of net revenues, general expenses represent 18.4% and 18.5% of net revenues for the first two quarters of fiscal 1999 and fiscal 1998, respectively.

                                             1999      Increase      1998
                                           --------    --------    --------
Depreciation and Amortization              $  5,214      18.0%     $  4,417

Fiscal 1998 and 1999 acquisitions were responsible for $887 of the increase, or 20.1% in depreciation and amortization. This increase is offset by a decline in depreciation and amortization expense for the Company's remaining assets as they become fully depreciated. Depreciation and amortization represents 1.9% and 1.8% of net revenues for the first two quarters of fiscal 1999 and fiscal 1998, respectively.

                                            1999      Increase      1998
                                          --------    --------    --------
Amortization of Goodwill                  $  2,434      5.6%      $  2,305

Amortization of goodwill increased due to the Company's fiscal 1998 and 1999 acquisitions; future acquisitions will continue this trend.

                                            1999      Decrease      1998
                                          --------    --------    --------
(Loss) Earnings from Operations           $(3,458)    (116.1%)    $ 21,470

Earnings from operations decreased 116.1% for the first two quarters of fiscal 1999 as compared to the first two quarters of fiscal 1998 due primarily to acquisition related restructuring and other charges of $28,276 (see Note 3 to
the Condensed Consolidated Financial Statements).   The Company's operating
margin as a percentage of net revenues before these charges was 8.8% for the first two quarters of fiscal 1999 and fiscal 1998.

                                            1999      Decrease      1998
                                          --------    --------    --------
Investment and Other Income               $    133     (61.6%)    $    346

The decline in investment and other income reflects a decline in earnings from the Company's joint ventures.

                                            1999      Increase      1998
                                          --------    --------    --------
Interest Expenses                         $  7,242      44.7%     $  5,004

The Company's funding of acquisitions and joint ventures have been financed with long-term debt. Accordingly, interest expense has increased. See "Liquidity and Capital Resources."

                                            1999      Decrease      1998
                                          --------    --------    --------
Income Taxes                              $(2,965)    (142.5%)    $  6,976

Income tax (benefit) expense as a percentage of (loss) earnings before income taxes were 28.1% and 41.5% for the first two quarters of fiscal 1999 and fiscal 1998, respectively. The decrease in the benefit rate from the expense rate is a result of non-deductible expenses for tax purposes.

                                            1999      Decrease      1998
                                          --------    --------    --------
Net (Loss) Earnings                       $(10,452)   (206.3%)    $  9,836

The Company's net loss for the first two quarters of fiscal 1999 was primarily a result of the acquisition related restructuring and other charges and extraordinary item previously discussed.

Liquidity and Capital Resources

Cash and cash equivalents totaled $19,708 at September 25, 1998, compared to $9,493 at March 27, 1998. The Company's working capital of $213,628 at September 25, 1998 has grown from $129,570 at March 27, 1998. The primary sources of cash during the first two quarters of fiscal 1999 consisted of funds from the new credit facilities net of issuance costs and existing borrowings of $165,898. The primary uses of cash in the first two quarters of fiscal 1999 consisted of acquisitions totaling $106,622.

Net cash used by operating activities for the first two quarters of fiscal 1999 totaled $32,162 as compared to cash provided of $5,505 for the first two quarters of fiscal 1998. The extraordinary item, acquisition restructuring, and other charges used cash of approximately $20,764. Estimated income taxes paid for fiscal 1999 are now a receivable due to the Company's net loss position.
The balance of the use of funds is from growth of accounts receivable in fiscal 1999 from the construction and transportation divisions which have also experienced revenue growth. In fiscal 1998, marketable securities were sold, while none were sold in fiscal 1999.

Investing activities reflects the Company's acquisition and venture programs. The Company's acquisition of Radian in fiscal 1999 was the largest use of funds and a significantly larger purchase price than fiscal 1998 acquisitions.
Funding of several ventures was also larger in fiscal 1999 as compared to fiscal 1998.

The new financing obtained by the Company to repay existing indebtedness and fund the purchase of the Radian acquisition provided the funds from financing activities.

The Company has a credit facility of $340,000 in U.S. dollars, offshore foreign currencies or foreign domestic currencies, and for the issuance of letters of credit and purchase of foreign currency exchange contracts. As of September 25, 1998, under these lines, the Company had borrowings and guaranteed obligations of $310,667, and standby letters of credit totaling $17,183 principally for project performance, advance payment guarantees and the Company's domestic insurance program.

While the Company anticipates continuing capital requirements to support growth and diversification of services, management believes cash generated from operations and the existing debt structure will be sufficient to meet operating requirements for the foreseeable future.

Year 2000

The Company operates on several information technology systems. Two of the major information technology systems have successfully completed the necessary upgrades to be year 2000 compliant. The third major information technology system is expected to be completed in June 1999. Non-information technology used by the Company is also being assessed for year 2000 compliance. Inventories and evaluations of the Company's systems are being completed and systems identified which will need to be replaced or migrated to year 2000 compliant systems. The Company expects this process to be completed in September 1999.

Relationships with third-party vendors and suppliers are presently being inventoried and queried as to their readiness for the year 2000. We are being advised by parties contacted that they are in the process of implementing changes to be year 2000 compliant. In the event a vendor or supplier fails to complete this implementation in a timely manner, management believes a likely scenario will potentially be a delay in transaction processing, which is not expected to materially impact the Company's operations.

A contingency plan has not yet been formally adopted by management. Based upon information to date, the costs to become year 2000 compliant are not expected to be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:

Not applicable.


                    Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 10, 1998. Ten directors were elected to hold office for the coming year. The following table lists the number of votes cast for or withheld from each:

                                   FOR           WITHHELD
                                ----------      ---------
  U. M. Burns                   14,617,740      1,217,247
  R. F. Clarke                  14,657,102      1,177,885
  A. C. Darrow                  14,650,705      1,184,282
  G. R. Krieger                 14,508,286      1,326,701
  G. D. Leal                    14,654,340      1,180,647
  A. E. Macdonald               14,616,343      1,218,644
  A. R. Moore                   13,913,220      1,921,767
  M. R. Peevey                  14,233,543      1,601,444
  H. Peipers                    14,547,679      1,287,308
  A. E. Williams                14,658,374      1,176,613

A proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of common stock, from 27,000,000 to 54,000,000, was ratified and received the following votes:

                                       VOTES
                                     ----------
  For:                               12,487,586
  Against:                            3,368,238
  Abstain:                                8,912

A proposal to amend the 1995 Stock Option Plan for Non-Employee Directors to increase the number of shares available for grant from 50,000 to 100,000, was ratified and received the following votes:

                                        VOTES
                                     ----------
  For:                               12,370,051
  Against:                            3,451,540
  Abstain:                               46,195

A proposal to amend the Amended and Restated Long-Term Incentive Plan to increase the number of shares available for grant from 2,500,000 to 2,700,000, was ratified and received the following votes:

                                        VOTES
                                     ----------
  For:                               11,358,052
  Against:                            4,459,797
  Abstain:                               49,937

There were no broker non-votes for the election of directors or any of the proposals.



Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

         Exhibit 27.1A Restated Financial Data Schedule for the interim period of September 26, 1997, in the fiscal year ended March 27, 1998 (included only in the electronic filing).

  (b) The Company filed a Current Report on Form 8-K on August 19, 1998 and Form 8-K/A filed on October 9, 1998 reporting under Item 2, the acquisition of Radian International LLC. Included in the Form 8-K/A are financial statements for Radian International LLC for the years ended December 31, 1997 and 1996; and the six-month periods ended
         June 30, 1998 and 1997. Also included in the Form 8-K/A are unaudited pro forma combined statement of financial position as of June 26, 1998, and unaudited pro forma combined statement of earnings for the three-month period ended June 26, 1998 and the year ended March 27, 1998.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          DAMES & MOORE GROUP





Date: November 4, 1998                    /s/     ARTHUR C. DARROW
                                          -----------------------------------
                                          Arthur C. Darrow
                                          Chairman and
                                          Chief Executive Officer
                                          (Principal Executive Officer)





Date: November 4, 1998                    /s/        MARK A. SNELL
                                          -----------------------------------
                                          Mark A. Snell
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)





Date: November 4, 1998                    /s/        LESLIE S. PUGET
                                          -----------------------------------
                                          Leslie S. Puget
                                          Corporate Controller
                                          (Principal Accounting Officer)





                            EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
 27.1        Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.

 27.1A Restated Financial Data Schedule for the interim period of September 26, 1997, in the fiscal year ended March 27, 1998, which is included only in the electronic submission to the Securities and Exchange Commission.