Form 10-Q
period 1998-12-25
DAMES & MOORE GROUP
filed 1999-02-05
CIK 878549

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 25, 1998


                                 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to ______________


                          Commission File Number 1-11075

                                 DAMES & MOORE GROUP
              ------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                 95-4316617
---------------------------------     ------------------------------------
(State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)


         911 Wilshire Blvd., Suite 700, Los Angeles, California 90017
        --------------------------------------------------------------
         (Address, including Zip Code, of Principal Executive Offices)

                              (213) 996-2200
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                   _______________________________________


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                No
                            -----                 -----

As of February 1, 1999, 18,330,254 shares of the registrant's common stock, $0.01 par value, were issued and outstanding.




                        Part I.  Financial Information
Item 1.  Financial Statements

                           DAMES & MOORE GROUP
          Condensed Consolidated Statements of Financial Position
           (In thousands, except share and per share amounts)
                              (Unaudited)

Assets                                                Dec. 25,     Mar. 27,
                                                        1998         1998
                                                      --------     --------
Current:
  Cash and cash equivalents                           $ 16,516     $  9,493
  Marketable securities                                    471        1,031

  Accounts receivable, net of allowance
    for doubtful accounts of: $6,115 and $3,408        217,901      135,298
  Billed contract retentions                            15,341       10,992
  Unbilled                                              96,128       55,844
                                                      --------     --------
                                                       329,370      202,134

  Deferred income taxes                                  9,076        4,303
  Prepaid expenses and other assets                     23,639       11,168
  Inventories                                            6,404            -
                                                      --------     --------
    Total current assets                               385,476      228,129

Property and equipment, net                             58,403       23,397
Goodwill of acquired businesses, net                   149,749      117,849
Investments in affiliates                                9,544        4,868
Other assets                                            32,309       12,118
                                                      --------     --------
                                                      $635,481     $386,361
                                                      ========     ========
Liabilities and shareholders' equity
Current:
  Current portion of long-term debt                   $ 15,336     $  9,614
  Accounts payable                                      51,864       31,990
  Accrued payroll and employee benefits                 40,440       26,364
  Current income taxes payable                           8,163        6,864
  Accrued expenses and other liabilities                56,401       23,727
                                                      --------     --------
    Total current liabilities                          172,204       98,559

Long-term debt                                         302,845      132,010
Other long-term liabilities                             15,714        5,883
Contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value,
    shares authorized: 1,000,000
    shares issued: none
  Common stock and capital in excess of $0.01
    par value, shares authorized: 54,000,000
    shares issued: 22,781,000 and 22,740,000           108,040      107,512
  Retained earnings                                     97,956      104,952
  Treasury stock: 4,451,000 and 4,573,000              (59,373)     (61,157)
  Accumulated other comprehensive income                (1,422)      (1,289)
  Other shareholders' equity                              (483)        (109)
                                                      ---------    ---------
    Total shareholders' equity                         144,718      149,909
                                                      ---------    ---------
                                                      $635,481     $386,361
                                                      =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                           DAMES & MOORE GROUP
           Condensed Consolidated Statements of Earnings and Loss
                 (In thousands, except per share amounts)
                              (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                ---------------------   ---------------------
                                Dec. 25,    Dec. 26,    Dec. 25,    Dec. 26,
                                 1998         1997        1998        1997
                                ---------   ---------   ---------   ---------
Gross revenues                  $287,434    $174,974    $740,190    $522,959
  Direct costs of
    outside services             115,136      56,249     286,101     161,195
                                ---------   ---------   ---------   ---------
  Net revenues                   172,298     118,725     454,089     361,764
                                ---------   ---------   ---------   ---------
Operating expenses:
  Salaries and related costs     122,042      82,157     319,467     251,941
  General expenses                31,078      21,821      82,978      66,885
  Depreciation and amortization    3,695       2,368       8,909       6,785
  Amortization of goodwill         1,394       1,135       3,828       3,440
  Acquisition related restruct-
    uring and other charges            -           -      28,276           -
                                ---------   ---------   ---------   ---------
                                 158,209     107,481     443,458     329,051
                                ---------   ---------   ---------   ---------
Earnings from operations          14,089      11,244      10,631      32,713

  Investment and other income        295         190         428         537
  Interest expense                (5,654)     (2,640)    (12,896)     (7,644)
                                ---------   ---------   ---------   ---------
Earnings (loss) before
  income taxes                     8,730       8,794      (1,837)     25,606
  Income taxes                     3,439       3,641         474      10,617
                                ---------   ---------   ---------   ---------
Earnings (loss) before
  extraordinary item               5,291       5,153      (2,311)     14,989
Extraordinary item (less
  applicable income tax
  benefit of $1,737)                   -           -      (2,850)          -
                                ---------   ---------   ---------   ---------
Net earnings (loss)             $  5,291    $  5,153    $ (5,161)   $ 14,989
                                =========   =========   =========   =========
Cash dividends declared
  per share                     $   0.03    $   0.03    $   0.09    $   0.09
                                =========   =========   =========   =========
Basic earnings (loss) per share
  Earnings (loss) before
    extraordinary item          $   0.29    $   0.29    $  (0.12)   $   0.84
  Extraordinary item                   -           -       (0.16)          -
                                ---------   ---------   ---------   ---------
                                $   0.29    $   0.29    $  (0.28)   $   0.84
                                =========   =========   =========   =========
  Weighted average number
    of shares                     18,218      17,873      18,244      17,882
                                =========   =========   =========   =========
Diluted earnings (loss) per share
  Earnings (loss) before
    extraordinary item          $   0.29    $   0.29    $  (0.12)   $   0.83
  Extraordinary item                   -           -       (0.16)          -
                                ---------   ---------   ---------   ---------
                                $   0.29    $   0.29    $  (0.28)   $   0.83
                                =========   =========   =========   =========
  Weighted average number
    of shares                     18,299      18,031      18,244      18,040
                                =========   =========   =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                               DAMES & MOORE GROUP
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                        --------------------
                                                        Dec. 25,    Dec. 26,
                                                          1998        1997
                                                        ---------   ---------
Cash flows from operating activities:
  Net (loss) earnings                                   $ (5,161)   $ 14,989
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                       13,285      10,472
      Non-cash special charges                            27,370           -
      Loss from equity investments                           773         366
      Deferred income taxes                               (3,937)      1,777
      Change in assets and liabilities, net of
        effects of purchases of businesses:
          Marketable securities                                -       5,984
          Accounts receivable                            (54,562)    (23,285)
          Prepaid expenses and other assets                  316        (377)
          Income tax receivable                           (8,280)       (472)
          Accounts payable and accrued expenses           15,130       5,631
                                                        ---------   ---------
Net cash (used in) provided by operating activities      (15,066)     15,085
                                                        ---------   ---------
Cash flows from investing activities:
  Purchases of businesses, net of cash acquired         (130,556)    (13,232)
  Purchases of property and equipment                    (12,970)     (6,802)
  Investments and other assets                            (6,362)          8
  Proceeds from sales of investments and other property    1,297       6,911
                                                        ---------   ---------
Net cash (used in) investing activities                 (148,591)    (13,115)
                                                        ---------   ---------
Cash flows from financing activities:
  Repayments on lines of credit                         (178,534)    (21,002)
  Debt issuance costs                                     (3,838)          -
  Proceeds from lines of credit                          355,080      21,000
  Issuance of common stock                                   423         245
  Stock repurchased                                         (798)       (367)
  Dividends                                               (1,653)     (1,622)
                                                        ---------   ---------
Net cash provided by (used in) financing activities      170,680      (1,746)
                                                        ---------   ---------
Net increase in cash and cash equivalents                  7,023         224
Cash and cash equivalents, beginning of period             9,493      12,726
                                                        ---------   ---------
Cash and cash equivalents, end of period                $ 16,516    $ 12,950
                                                        =========   =========
Supplemental disclosures of cash flow information:
  Interest paid                                         $ 12,635    $  9,228
  Income tax paid                                          9,129       9,634
Non cash investing activities - business acquisitions     18,306       2,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DAMES & MOORE GROUP
             Notes to Condensed Consolidated Financial Statements
                    (In thousands, except share amounts)

Note 1 - Basis of Presentation:

   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1998 annual report to shareholders and Form 8-K/A dated July 31, 1998. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring items) which management considers necessary to present fairly the financial position of the Company as of December 25, 1998 and March 27, 1998; and the results of operations for the three-month periods and the nine-month periods ended December 25, 1998 and December 26, 1997. Certain items in the prior year's financial statements have been reclassified to be consistent with the 1999 fiscal year presentation.

   The results of operations for the interim periods are not necessarily indicative of operating results to be expected for the full year.

   Fiscal Year:

   The Company uses a 52-53 week fiscal year ending the last Friday in March. The nine-month periods ended December 25, 1998 and December 26, 1997 were each comprised of 39 weeks.

Note 2 - Radian Acquisition:

   On July 31, 1998, the Company acquired all of the membership interests of Radian International LLC ("Radian"), a multinational engineering, consulting and construction firm. The purchase price of $117 million in cash is subject to a post-closing adjustment. The purchase price in excess of the fair value of the net assets acquired, plus estimated office closure costs of $2,912, and severance costs of $2,008 are classified as goodwill and are being amortized over 40 years.

   The following schedule summarizes unaudited pro forma results of operations as if the acquisition of Radian had occurred at the beginning of fiscal 1998. Certain adjustments, such as goodwill, increased interest expense and income tax have been reflected.

                                  Three Months Ended      Nine Months Ended
                                ---------------------   --------------------
                                Dec. 25,     Dec. 26,    Dec. 25,   Dec. 26,
                                  1998         1997        1998       1997
                                --------     --------   ---------   --------
Net revenues                    $172,298     $158,627   $515,743    $490,414
                                ========     ========   =========   ========
Earnings (loss) before
  extraordinary item            $  5,291     $  1,522   $ (3,858)   $  6,073
                                ========     ========   =========   ========
Earnings per share before
  extraordinary item
  Basic                         $   0.29     $   0.09   $  (0.21)   $   0.34
                                ========     ========   =========   ========
  Diluted                       $   0.29     $   0.08   $  (0.21)   $   0.34
                                ========     ========   =========   ========
Net earnings (loss)             $  5,291     $  1,522   $ (6,708)   $  6,073
                                ========     ========   =========   ========
Earnings per share
  Basic                         $   0.29     $   0.09   $  (0.37)   $   0.34
                                ========     ========   =========   ========
  Diluted                       $   0.29     $   0.08   $  (0.37)   $   0.34
                                ========     ========   =========   ========


                               DAMES & MOORE GROUP
              Notes to Condensed Consolidated Financial Statements
                       (In thousands, except share amounts)

Note 2 - Radian Acquisition: (continued)

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

Note 3 - Acquisition Restructuring and Other Charges:

   During the second quarter of fiscal 1999, the Company took a charge for purchased in-process research and development technology that had not reached technological feasibility of $15,271. Additionally, the Company began consolidation of certain facilities and operations primarily as a result of the Radian acquisition, resulting in a charge of $9,213. This charge consisted of $2,699 for lease termination, $3,635 for severance costs, and $2,879 for unamortized goodwill and other costs related to the closure of certain business units that were operating at a loss and were duplicative of Radian's capabilities. Other charges also included $3,792 for consolidation of certain of the Company's operational activities and other job related costs. Approximately $6,271 remains to be expended at December 25, 1998 to complete the restructuring.

Note 4 - Inventories:

   Inventories at December 25, 1998 consisted of the following:

         Raw materials and supplies                  $2,904
         Work-in-progress                             2,536
         Finished goods                                 964
                                                    -------
                Total                                $6,404
                                                    =======
Note 5 - Long-Term Debt:

   The funding of the Radian acquisition resulted in the early extinguishment of the Company's Senior Notes and certain bank lines of credit. Pre-payment obligations and deferred financing costs resulted in a pretax charge of $4,587; after the tax benefit of $1,737, the extraordinary charge was $2,850, or ($.16) per share, basic and diluted.

   The Company's amended long-term debt facility includes a term commitment of $265,000 and a revolving commitment of $75,000. Interest is charged under several options, including a base rate or at LIBOR, plus the applicable margin, at the Company's option. Interest is payable quarterly for base rate borrowings and for LIBOR borrowings the earlier of the last day of the interest rate period or three months from the first day of the interest rate period. The agreement contains limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as maintenance of certain financial ratios. The term loan requires quarterly principal payments commencing on June 30, 1999, with $40,000 of the unpaid balance due on June 30, 2004 and the remaining unpaid balance of $94,500 due in full on December 31, 2004. The revolving commitment matures on June 30, 2004. Furthermore, mandatory principal pre-payments or commitment reductions are required in the event of the occurrence of certain transactions, as defined in the agreement.



                              DAMES & MOORE GROUP
               Notes to Condensed Consolidated Financial Statements
                      (In thousands, except share amounts)

Note 6 - Shareholders' Equity:

   During the first three quarters of fiscal 1999, the Company declared quarterly cash dividends of $0.03 per share on its common stock, totaling
   $1,653.  Under the Company's Amended and Restated 1991 Long-Term Incentive
   Plan, it issued 65,891 shares of Restricted Stock of which 33,110 shares were from treasury stock and repurchased 6,743 shares of Restricted Stock; and stock options for 12,873 common shares were exercised.

   The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During the first three quarters the Company reacquired 66,535 shares of its common stock. As of December 25, 1998, the Company has repurchased 1,913,922 shares and reissued 1,131,538 shares.

Note 7 - Comprehensive (Loss) Income:

   The Company adopted Statement of Financial Accounting Standards (SFAS) No.
   130 "Reporting of Comprehensive Income", effective with its fiscal year 1999.
   SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Other comprehensive income of the Company consists of adjustments in the fair value of marketable securities, foreign currency translation adjustments, and minimum pension liability adjustment. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it affects only where those items are displayed and how they are described.

   Comprehensive income is as follows:

                                                       Nine Months Ended
                                                     ----------------------
                                                     Dec. 25,      Dec. 26,
                                                       1998          1997
                                                     ---------    ---------
Net (loss) earnings                                  $ (5,161)    $ 14,989
Other comprehensive (loss) income, net of tax:
  Unrealized (losses) gain on marketable securities      (252)          34
  Foreign currency translation adjustments                 47         (478)
  Minimum pension liability adjustment                     72            -
                                                     ---------    ---------
                                                         (133)        (444)
                                                     ---------    ---------
Comprehensive (loss) income                          $ (5,294)    $ 14,545
                                                     =========    =========


                                Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

From time to time, the Company or its representatives may make forward-looking statements in this report or elsewhere relating to such matters as anticipated financial performance, including projections of revenues, expenses, earnings, liquidity, capital resources or other financial items; business plans, objectives and prospects; technological developments; Year 2000 readiness;
and similar matters. Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 frequently are identified by the use of terms such as "expect", "believe", "estimate", "may", "should", "will" or similar expressions.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) potential liability for engineering services; (c) potential liability for consulting services relating to toxic and hazardous materials and the ability to insure such risks; (d) dependence on environmental regulation including decreased revenues that may result from a reduction in laws, regulations and programs related to environmental issues or from changes in governmental policies regarding the funding, implementation or enforcement of such laws, regulations and programs; (e) increasing competition faced by the Company in its service areas; (f) periodic fluctuations in general business conditions, and in demand for the types of services provided by the Company, and
(g) foreign operations which expose the Company to political, economic and other uncertainties such as fluctuating currency values and exchange controls of foreign countries.

Acquisitions and Operations

During the first quarter of fiscal year 1999, the Company acquired Signet Testing Laboratories, Inc., a materials engineering and testing firm focused on the areas of structural steel and concrete testing and inspections. During the second quarter of fiscal year 1999, the Company acquired all of the membership interests of Radian International LLC ("Radian"), a leading multinational engineering, consulting and construction firm. A number of smaller acquisitions were also completed during this fiscal year.

All acquisitions have been accounted for as purchases; accordingly, the difference between the purchase cost and the fair value of the net assets of acquired businesses are amortized on a straight-line basis over the period of estimated benefit not exceeding 40 years. Results of operations for all acquisitions have been included in the consolidated financial statements from the date of the respective acquisition.

Results of Operations

Third Quarter 1999 Compared with Third Quarter 1998

The Company uses a 52-53 week fiscal year ending the last Friday in March. The third quarters for both fiscal years 1999 and 1998 were comprised of 13 weeks.

                                           1999       Increase       1998
                                         --------     --------     --------
Net Revenues                             $172,298       45.1%      $118,725

The 45.1% increase in net revenues in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 is a result of the Company's fiscal 1998 and 1999 acquisitions, which contributed $54,595 of the increase, or 46.0%. Net revenue growth was experienced in the transportation division; however, general engineering and consulting and process and chemical engineering declined.

                                           1999       Increase       1998
                                         --------     --------     --------
Salaries and Related Costs               $122,042       48.6%      $ 82,157

Salaries and related costs increased by 48.6% in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Acquisitions completed in fiscal 1998 and 1999 represent all of the increase. Salaries and related costs represent 70.8% and 69.2% of net revenues for the third quarters of fiscal 1999 and 1998, respectively.

                                           1999       Increase       1998
                                         --------     --------     --------
General Expenses                         $ 31,078       42.4%      $ 21,821

Acquisitions completed in fiscal 1998 and 1999 accounted for the increase in general expenses. As a percentage of net revenues, general expenses represent 18.0% and 18.4% of net revenues for the third quarters of fiscal 1999 and fiscal 1998, respectively.

                                           1999       Increase       1998
                                         --------     --------     --------
Depreciation and Amortization            $  3,695       56.0%      $  2,368

Acquisitions completed in fiscal 1998 and 1999 accounted for the increase in depreciation and amortization. Depreciation and amortization represent 2.1% and 2.0% of net revenues for the third quarters of fiscal 1999 and 1998, respectively.

                                           1999       Increase       1998
                                         --------     --------     --------
Amortization of Goodwill                 $  1,394       22.8%      $  1,135

Amortization of goodwill increased $259 due to fiscal 1998 and 1999 acquisitions; future acquisitions will continue this trend.

                                           1999       Increase       1998
                                         --------     --------     --------
Earnings from Operations                 $ 14,089       25.3%      $ 11,244

The increase in earnings from operations is due to fiscal 1998 and 1999 acquisitions. The Company's operating margin as a percentage of net revenues were 8.2% and 9.5% for the third quarters of 1999 and 1998, respectively.

                                           1999       Increase       1998
                                         --------     --------     --------
Investment and Other Income              $    295       55.3%      $    190

The increase in investment and other income reflects earnings from fiscal 1999 acquisitions which has been partially offset by losses from the Company's joint ventures.

                                          1999       Increase       1998
                                         --------     --------     --------
Interest Expenses                        $  5,654      114.2%      $  2,640

The Company's funding of acquisitions and joint ventures have been financed with long-term debt. The Company's borrowings have increased from $139,929 at December 26, 1997 to $318,181 at December 25, 1998, resulting in higher interest costs. See "Liquidity and Capital Resources".

                                           1999       Decrease       1998
                                         --------     --------     --------
Income Taxes                             $  3,439      (5.6%)      $  3,641

Income taxes as a percentage of earnings before income taxes were 39.4% and 41.4% for the third quarters of 1999 and 1998, respectively. The Company's U.S. tax returns were finalized in the third quarter of both fiscal years, which resulted in adjustments to the quarters' tax rate. Additionally, the acquisition of Radian resulted in lower state taxes during the current period.

                                           1999       Increase       1998
                                         --------     --------     --------
Net Earnings                             $  5,291        2.7%      $  5,153

Net earnings as a percentage of net revenues were 3.1% and 4.3% for the third quarters of 1999 and 1998, respectively. The decrease as a percentage of net revenues is primarily due to increased interest costs resulting from debt financing for acquisitions and joint ventures.


First Three Quarters 1999 Compared with First Three Quarters 1998

The Company uses a 52-53 week fiscal year ending the last Friday in March. The first three quarters for both fiscal years 1999 and 1998 were each comprised of 39 weeks.

                                           1999       Increase       1998
                                         --------     --------     --------
Net Revenues                             $454,089       25.5%      $361,764

The 25.5% increase in net revenues in the first three quarters of fiscal 1999 as compared to the first three quarters of fiscal 1998 is primarily a result of fiscal 1998 and 1999 acquisitions, which contributed $96,820 of the increase, or 26.8%. Growth in net revenues was also experienced in the transportation and construction divisions, which were offset by declines in the general engineering and consulting, and process and chemical engineering divisions.

                                           1999       Increase       1998
                                         --------     --------     --------
Salaries and Related Costs               $319,467       26.8%     $251,941

Salaries and related costs increased by 26.8% in the first three quarters of fiscal 1999 as compared to the first three quarters of fiscal 1998. Acquisitions completed in fiscal 1998 and 1999 represent $70,898 of this increase, or 28.1%. Staffing has been adjusted based on the net revenue pattern, which resulted in a net reduction of salaries, bonuses and profit sharing. Salaries and related costs represent 70.4% and 69.6% of net revenues for the first three quarters of fiscal 1999 and fiscal 1998, respectively.

                                           1999       Increase       1998
                                         --------     --------     --------
General Expenses                         $ 82,978       24.1%      $ 66,885

Acquisitions completed in fiscal 1998 and 1999 accounted for the increase in general expenses. As a percentage of net revenues, general expenses represent 18.3% and 18.5% of net revenues for the first three quarters of fiscal 1999 and fiscal 1998, respectively.

                                           1999       Increase       1998
                                         --------     --------     --------
Depreciation and Amortization            $  8,909       31.3%      $  6,785

Fiscal 1998 and 1999 acquisitions were responsible for $2,332 of the increase, or 34.4% in depreciation and amortization. This increase is offset by a decline in depreciation and amortization expense for the Company's remaining assets as they become fully depreciated. Depreciation and amortization represents 2.0% and 1.9% of net revenues for the first three quarters of fiscal 1999 and fiscal 1998, respectively.

                                           1999       Increase       1998
                                         --------     --------     --------
Amortization of Goodwill                 $  3,828       11.3%      $  3,440

Amortization of goodwill increased due to the Company's fiscal 1998 and 1999 acquisitions; future acquisitions will continue this trend.

                                           1999       Increase       1998
                                         --------     --------     --------
Acquisition Related Restructuring
   and Other Charges                     $ 28,276      100.0%           -

See Note 3 to the Condensed Consolidated Financial Statements.

                                           1999       Decrease       1998
                                         --------     --------     --------
Earnings from Operations                 $ 10,631      (67.5%)     $ 32,713

Earnings from operations decreased 67.5% for the first three quarters of fiscal 1999 as compared to the first three quarters of fiscal 1998 due primarily to acquisition related restructuring and other charges of $28,276 (see Note 3 to the Condensed Consolidated Financial Statements). The Company's operating margin as a percentage of net revenues before these charges was 8.6% and 9.0% for the first three quarters of fiscal 1999 and fiscal 1998, respectively.

                                           1999       Decrease       1998
                                         --------     --------     --------
Investment and Other Income              $    428      (20.3%)     $    537

The decline in investment and other income is primarily due to a decline in earnings from the Company's joint ventures.

                                           1999       Increase       1998
                                         --------     --------     --------
Interest Expense                         $ 12,896       68.7%      $  7,644

The Company's funding of acquisitions, investments and joint ventures have been financed with long-term debt. Accordingly, interest expense has increased. See "Liquidity and Capital Resources".

                                           1999       Decrease       1998
                                         --------     --------     --------
Income Taxes                             $    474      (95.5%)     $ 10,617

Goodwill amortization related to stock acquisitions, not deductible for tax purposes, coupled with losses from foreign corporations where no tax benefit has been recognized, has resulted in the Company being in a taxable position despite its loss before income taxes for the first three quarters of fiscal 1999. Income tax expense as a percentage of earnings before income taxes was 41.5% for the first three quarters of fiscal 1998.

                                           1999       Increase       1998
                                         --------     --------     --------
Extraordinary Item                       $  2,850      100.0%            -

See Note 5 to the Condensed Consolidated Financial Statements.

                                           1999       Decrease       1998
                                         --------     --------     --------
Net (Loss) Earnings                    $  (5,161)    (134.4%)     $ 14,989

The Company's net loss for the first three quarters of fiscal 1999 was primarily a result of the acquisition related restructuring and other charges and extraordinary item previously discussed.

Liquidity and Capital Resources

Cash and cash equivalents total $16,516 at December 25, 1998, compared to $9,493 at March 27, 1998. The Company's working capital of $213,272 at December 25, 1998 has grown from $129,570 at March 27, 1998. The primary sources of cash during the first three quarters of 1998 consisted of funds from the new credit facilities net of issuance costs and existing borrowings of $172,708. The primary use of cash in the first three quarters of 1999 consisted of acquisitions totaling $130,556.

Net cash used by operating activities for the first three quarters of 1999 totaled $15,066 as compared to cash provided of $15,085 for the first three quarters of 1998. The extraordinary item, acquisition restructuring, and other charges used cash of approximately $5,508. Estimated income taxes paid for fiscal 1999 are now a receivable due to the Company's net loss position. The balance of the use of funds is from growth of accounts receivable in fiscal 1999 from the construction and transportation division which have also experienced revenue growth and the company's acquisitions. In fiscal 1998, marketable securities were sold, while none were sold in fiscal 1999.

Investing activities reflects the Company's acquisition and venture programs. The Company's acquisition of Radian in fiscal 1999 was the largest use of funds and a significantly larger purchase price than fiscal 1998 acquisitions.
Funding of several ventures was also larger in fiscal 1999 as compared to fiscal 1998.

The new financing obtained by the Company repaid existing indebtedness and funded the purchase of Radian, provided the funds from financing activities.

The Company has a credit facility of $340,000 in U.S. dollars (see Note 5), offshore foreign currencies or foreign domestic currencies, and for the issuance of letters of credit and purchase of foreign currency exchange contracts. As of December 25, 1998, under these lines, the Company had borrowings and guaranteed obligations of $317,893, and standby letters of credit totaling $12,877 principally for project performance, advance payment guarantees and the Company's domestic insurance program.

While the Company anticipates continuing capital requirements to support growth and diversification of services, management believes cash generated from operations and the existing debt structure will be sufficient to meet operating requirements for the foreseeable future.

Year 2000

General. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" problems.

In certain situations, a Year 2000 problem could adversely impact: (a) the reliability of the company's internal information management systems, such as accounting systems, e-mail and desktop computers, (b) the physical operation of systems used by the Company which have embedded technology, such as elevator and telephone systems, security systems and other physical office infrastructure or (c) the Company's ability to interface with third parties, such as receiving payments from customers or supplies from vendors on a timely basis. Such issues could arise from internal Year 2000 problems in software used by the Company or from external Year 2000 problems encountered by third parties.

State of Readiness. Two of the Company's three core financial and administrative software systems have been upgraded to be Year 2000 compliant. The Company has tested these programs for Year 2000 compliance and both systems are currently operational. The third core system is the financial and administrative software system of one of the recently acquired subsidiaries, Radian. The Company expects to complete the upgrade of this core system and have the system fully tested and operational by July 1999. All of the Company's core hardware has also been tested and is Year 2000 compliant.

The Company currently is examining infrastructure issues on an office-by-office basis. The Company has begun updating its voice and data communication systems and expects to complete this process by late fall. In the general course of its business, the Company also has updated and will continue to update its desk-top software applications. Such updated applications are Year 2000 compliant.

The Company has more than 250 offices worldwide, virtually all of which are leased. The Company has not reviewed the Year 2000 readiness of the spaces it leases with each of its landlords. Such problems may include the malfunctioning of various building systems, including elevators, security systems, and air conditioning and heating systems.

During the course of 1999, the Company intends to discuss with its major customers, suppliers and financial institutions the potential impact the Year 2000 issue will have on their systems, including possible delays in receiving payments from customers resulting from Year 2000 problems affecting such customers' accounting and payable systems. The Company also intends to contact its major vendors to assess their Year 2000 readiness. The possible effects of the Year 2000 issue on these parties are beyond the control of the Company.

Costs. To date, the Company had incurred external costs of approximately $450 with respect to addressing Year 2000 issues. Much of this cost arises from the purchase of new hardware and software, which the Company would have purchased as part of its regular and routine upgrading of systems. The Company is unable to estimate additional external costs for addressing Year 2000 issues at this time, other than it expects to spend approximately $800 to update PBX equipment at its offices. The Company does not know the current internal costs expended on Year 2000 issues and has not estimated the internal costs of remediation, but does not expect such costs to be material. The Company plans to assess such internal costs before the Company's Form 10-K filing in June. While the Company does not expect the external and internal costs to be material, there can be no guarantee that such costs will be immaterial, and actual results could differ materially from those anticipated.

Risks. The Company does not anticipate that the costs of its Year 2000 issues or the risks to the Company which might arise from the Year 2000 problem are likely to be material. The risk associated with the Company's third core system not being compliant, however, is that Radian's financial and administrative systems will not function causing delays in processing payroll, accounts receivable and other financial and administrative systems. Similarly, if the Company's desktop software applications are not compliant, employees will not be able to use such applications. If the Company's customers are not Year 2000 compliant, the Company risks not being paid on time, and if its suppliers, vendors and internal voice and data systems are not compliant, the Company risks not being able to service its customers. However, the Company does not have control over third parties, and as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of third parties to successfully address their Year 2000 issues. Problems encountered by the Company's major customers and suppliers arising from the Year 2000 issue could have a material adverse effect on the Company's financial condition, liquidity and results of operations. Additionally, the federal government is a significant customer of the Company. At this time, the Company cannot predit the impact on its consolidated financial condition, liquidity and results of operations of the U.S. federal government's Year 2000 readiness. If the federal government is unable to make payments due to its Year 2000 problems, this may have a material impact on the Company's financial condition, liquidity and results of operations. In addition, if the Company's plans to address the Year 2000 issue are not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

Worst Case Scenario. It is not presently possible to describe a reasonably likely "worst case Year 2000 scenario" without making numerous assumptions.
The Company presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers or contractors, rearrange some work plans, or perhaps interrupt some office and field activities.
Assuming this worst case scenario is correct, the Company believes that such circumstances could have a materially adverse effect on its financial condition or results of operations.

Contingency Plan. The Company currently does not have contingency plans in place in the event that it does not complete all of its Year 2000 remediation, some of its systems are not Year 2000 compliant or some of its major customers and vendors are not Year 2000 compliant. However, it expects to have completed sufficient compliance work by the end of the summer and to have sufficient time to identify those areas for which contingency plans will be necessary, and it will create those contingency plans as necessary at that time. Any future contingency plan will be based on its best estimates of numerous factors, which, in turn, will be derived by relying on numerous assumptions about future events. However, there can be no assurance that these assumptions or estimates will have been correctly made, that the Company will have anticipated all relevant factors or that there will not be increased costs associated with the Company's Year 2000 problems. Additionally, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:

Not applicable.


                          Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 4.1 Amended and Restated Credit Agreement among Dames & Moore Group, as Borrower, The Several Lenders from Time to Time Parties Hereto and Canadian Imperial Bank of Commerce, as Administrative Agent, dated as of October 22, 1998.

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


                                                 DAMES & MOORE GROUP




Date:  February 2, 1999                           /s/ ARTHUR C. DARROW
                                                 -----------------------------
                                                 Arthur C. Darrow
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  February 2, 1999                           /s/ MARK A. SNELL
                                                 -----------------------------
                                                 Mark A. Snell
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



Date:  February 2, 1999                          /s/ LESLIE S. PUGET
                                                 -----------------------------
                                                 Leslie S. Puget
                                                 Corporate Controller
                                                (Principal Accounting Officer)




                               EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------
4.1 Amended and Restated Credit Agreement among Dames & Moore Group, as Borrower, The Several Lenders from Time to Time Parties Hereto and Canadian Imperial Bank of Commerce, as Administrative Agent, dated as of October 22, 1998.


27 Financial Data Schedule, which is included only in the electronic submission to the Securities and Exchange Commission.