Form 10-K
period 1999-03-26
DAMES & MOORE GROUP
filed 1999-06-04
CIK 878549

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
                     For the Fiscal Year Ended March 26, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on May 27, 1999, based on the closing price on the New York Stock Exchange was $270,923,094. For this purpose, all executive officers and directors of the registrant were considered affiliates, as were all beneficial owners of more than 10% of the registrant's common stock. As of May 27, 1999, 18,592,966 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's information statement pursuant to Section 14(f), which is a part of the registrant's Schedule 14D-9 filing are incorporated by reference into Part III hereof, which was filed with the Securities and Exchange Commission on May 11, 1999.

                               PART I
ITEM 1.  BUSINESS

MERGER AGREEMENT

On May 5, 1999, Dames & Moore Group ("the Company") entered into an agreement and Plan of Merger (the "Merger Agreement") with URS Corporation ("URS") and Demeter Acquisition Corporation, a wholly-owned subsidiary of URS ("the Purchaser").

The Merger Agreement provides that Purchaser will make a tender offer to purchase 100% of the outstanding common stock of the Company. Shares validly tendered shall be entitled to receive $16.00 in cash. After the tender offer is complete, subject to approval of a majority of the stockholders of the Company, Purchaser will be merged with and into the Company, with the Company as the surviving corporation in the merger, and each outstanding share of Common Stock, other than shares owned directly or indirectly by URS, Purchaser or the Company will be converted into the right to receive $16.00 in cash.

Consummation of the Tender Offer and the merger is subject to certain conditions as specified in the Merger Agreement.

DEVELOPMENT OF BUSINESS

Dames & Moore Group is the successor to the businesses of Dames & Moore, Incorporated, a Delaware corporation, and Dames & Moore, a California limited partnership. Originally organized in 1938, the Dames & Moore partnership incorporated on March 12, 1992, concurrent with a public offering and sale of 2,500,000 shares of its common stock. The Company's common stock has been publicly traded since that date and is currently listed on the New York Stock Exchange. Dames & Moore, Inc. changed its name to Dames & Moore Group in August 1997 to reflect the expanding nature of the overall company and its services in becoming a preeminent full-service engineering, consulting and construction management organization. Dames & Moore, Inc. now exists as one of the Dames & Moore Group companies, focused on the general engineering and consulting business.

Since Dames & Moore's incorporation in 1992, the Company has acquired and formed a number of businesses to expand and diversify its service areas. Significant acquisitions and activities contributing to this expansion within the last five years are listed below:

- Hardcastle & Richards, a company based in Melbourne, Australia providing design engineering and project management services throughout Australia and South-East Asia, was acquired in March 1995.

- O'Brien Kreitzberg, a San Francisco-based company providing project and construction management, was acquired in March 1995.

- Walk Haydel, a New Orleans-based company providing project management and process/chemical engineering, was acquired in April 1995.

- DecisionQuest, a Torrance, California-based company providing strategic business communications, trial strategy consulting, graphics, litigation support and behavioral science services, was acquired in May 1996.

- BRW, a Minneapolis-based firm, specializing in project planning, design and construction-phase services for transportation and infrastructure projects, was acquired in May 1996.

- Cleveland Wrecking Company (CWC), one of the largest demolition contractors in the U.S.. The Company, through a series of transactions, gained operating control in April 1997.

- LeBron Associates, a San Juan, Puerto Rico-based firm specializing in transportation, civil, architectural, industrial and environmental engineering, was acquired in June 1997.

- SRA Technologies, a Virginia-based company providing research, services and products for the life sciences industry, was acquired in June 1997.

- LRE Engineering, Inc., an Atlanta, Georgia-based firm specializing in civil engineering for infrastructure and transportation projects, was acquired in March 1998.

- Signet Testing Laboratories, Inc., a Northern California-based firm providing materials engineering and testing services and specializing in structural steel and concrete testing, and inspections, was acquired in March 1998.

- Radian International LLC, a Texas-based company, providing process and chemical engineering, environmental engineering, and remediation construction, was acquired in July 1998.

- Aman Environmental Construction, a firm based in Covina, California, specializing in demolition, environmental remediation and construction, acquired in April 1993.

During fiscal year 1999, the Company completed its reorganization to better reflect the capabilities of the Company as they relate to our clients' needs. The new organization consisted of four operating divisions, each reporting to the chief operating officer. These divisions are: general engineering and consulting, transportation, process and chemical engineering, and construction services. The wholly-owned subsidiaries are merged into these industry/service divisions, preserving their separate brand identities only when these provide market place advantage. Specialty companies are grouped outside the divisional structure and provide unique capabilities to the firm's clients.

FINANCIAL INFORMATION

Consolidated financial statements for the last three fiscal years are provided in Item 8 of this Annual Report on Form 10-K.


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

Dames & Moore Group's expertise spans a wide range of businesses and industries. Significant service areas include:

           -    General Engineering and Consulting Division
           -    Transportation Division
           -    Process and Chemical Engineering Division
           -    Construction Services Division
           -    Specialty Companies

A brief discussion of each of the above follows:

GENERAL ENGINEERING AND CONSULTING

The general engineering and consulting division of the Group provides environmental and specialized engineering services to private sector clients and government agencies through a worldwide network of offices. Demand for environmental services is influenced by expenditures of private sector clients and public agencies for site and environmental studies related to the construction of new facilities, remediation of contaminated sites and facilities, modernization of upgrading of existing facilities, and engineering environmental due diligence related to acquisitions, mergers and property transfers. Specialized services provided by the general engineering and consulting division include structural and earthquake engineering, geotechnical engineering, and other services.

During fiscal 1999, a principal factor affecting the demand for these services was the restraint on environmental spending exercised by both public sector and private sector clients. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal 1999, and Congress once again failed to act on reauthorization of the Comprehensive Environmental Response, compensation and Liability Act of 1980 (Superfund Act). As a result, net revenues of the Company's general engineering and consulting division remained essentially unchanged.

The engineering and environmental services of the Group have experienced little growth over the prior two fiscal years. This is due to market conditions and regulatory factors discussed above, and to intense competition for available projects in both the private and public sector. In fiscal 1999, the net revenues of the general engineering and consulting division constituted 41.6% of the Group's total net revenues.

PROCESS AND CHEMICAL ENGINEERING

The process and chemical engineering division provides a range of multi-disciplinary engineering including process engineering, process testing, detailed design, process optimization, measurement services, information management systems, total chemical management and on-site operating support (outsourcing).

Overall, the division's net revenues in fiscal 1999 increased materially due to the acquisition of Radian International LLC (Radian). Net revenues from the process and chemical engineering division accounted for 18.6% of the Group's total net revenues in fiscal 1999.

The division's major clients are the energy, oil and gas, petroleum refining, chemical, manufacturing, pulp and paper, and utilities industries and two federal agencies, the Department of Energy and the Department of Defense. The effect of the external environment on various parts of the division is not uniform. While the impact of an uncertain economy may be reflected in clients' falling revenues, this presents opportunities for the division's value-based productivity improvements, technology and outsourcing services. The federal budgets, while declining, still present major opportunities for which newly combined core services are a good fit. Deregulation of the utilities industry and the nuclear power industry offer good markets.

TRANSPORTATION

The transportation division is well-grounded in the planning and engineering capabilities related to surface transportation which include roads, highways, and transit, with more limited capabilities in aviation, ports and harbors and freight rail. Its clients are predominantly domestic public agencies. The transportation division represents 8.7% of the Group's total net revenues in fiscal 1999.

While transportation infrastructure dollars from all levels of government have been steadily increasing over the past years, recent federal legislation (TEA
21) authorizes record amounts for the next six years and the current year's appropriations for infrastructure investment constitute better than a 25% increase over last year to approximately $33 billion funded primarily through state and local agencies. Commensurate with the federal funding increase, local state matching and state budget surpluses will drive increased transportation spending. On the aviation side, the Federal Aviation Administration projects a nearly 50% increase in enplanements by 2005, and record amounts of funding from federal, local and private (airline and private development) sources are available for aviation-related projects. Ports and harbors and the connecting cargo hauling freight rails are also an active market.

CONSTRUCTION SERVICES

The construction services division provides four key services to the construction industry: program, project, and construction management; demolition services; environmental remediation; and materials testing. The construction management unit provides services for public sector projects of all sizes and complexity. In fiscal 1999, the unit successfully expanded its services into the private sector and integrated Radian's remediation services. The acquisition of Signet Materials Testing Laboratory added to the division's expertise, greatly expanding its capabilities in a growing market. During fiscal 1999, the net revenues for the construction services division were 27.8% of the Group's total net revenues.

Growth opportunities exist for the various construction services division practices to leverage one another, and for the division to pursue major projects involving integrated efforts with other divisions. The division is developing a full range of value-added construction services and project delivery methods including design/build, turnkey, construction management at-risk and general contracting.

SPECIALTY ENGINEERING AND CONSULTING

Speciality engineering and consulting consists primarily of DecisionQuest. DecisionQuest specializes in support services for corporate clients involved in litigation. These services include strategy consulting, development of case themes, juror analysis and selection, preparation of demonstrative graphics, and witness preparation. Since its acquisition in fiscal 1997, DecisionQuest has also pursued joint activities with other Group companies and has completed joint projects for selected clients. DecisionQuest's growth has been enhanced by the acquisition of several small strategic communications firms. The specialty engineering and consulting division constituted 3.4% of the Group's total net revenues in fiscal 1999.

DISTRIBUTION

Dames & Moore Group marketing and business development activities take place through personnel assigned to each of the Company's offices. In addition to these local efforts, there are marketing activities focused on U.S. Federal government agencies, as well as a firmwide marketing program targeting multinational clients. These multinational clients benefit from the Company's worldwide expertise, its breadth of services, and the coordination and cross-selling activities of the Dames & Moore Group companies and divisions. These capabilities, coupled with the Company's broad distribution of global offices, allow the Company to mobilize quickly and provide timely advice to clients whose sites and decision makers are located in widely dispersed geographic areas. The Company's global resources are particularly valuable when clients find it necessary to react quickly to changing economic conditions, merger or acquisition opportunities, natural or environmental crises, or pressures imposed by governmental agencies and/or the public.

The experts at Dames & Moore Group bring vision and value to every state of project development. We understand our clients' business and help them reach their goals, design creative solutions, engineer results, reduce risks, manage construction, control costs, and deliver results.

BACKLOG

As of March 26, 1999, the Company estimates that the backlog of future net revenues from contracts in existence and authorized funded orders, was approximately $521M. The entire backlog is expected to be substantially completed with the next twelve months. There can be no assurance, however, that some of this work will not be postponed or canceled.

COMPETITION

The Company believes that the principal competitive factors in the areas of services it offers are reputation, experience, breadth and quality of services offered, technical proficiency, proximity of offices, consulting fees and total project costs, and ability to provide clear statements of problems, alternative solutions and definitive recommendations. The Company is engaged in highly competitive markets in all of its service areas. Given the expanding demand for some of the services provided by the Company, it is likely that additional competitors will emerge. At the same time, consolidation continues to occur in the environmental business, particularly in the United States due to mergers. The Company believes that it will retain the ability to compete effectively with other firms that provide similar services by continuing to offer a broad range of high-quality consulting and environmental, transportation, and engineering and construction services through its worldwide network of offices.

REGULATION

The Company's clients and, to a lesser extent, the Company are subject to environmental laws and regulations. These laws and regulations are directly related to the demand for many of the services offered by the Company. In addition, the laws and regulations often subject the Company to stringent regulation in the conduct of its operations. The principal environmental legislation affecting the Company and its clients are:

-  National Environment Policy Act of 1969 ("NEPA")
-  Resource Conservation and Recovery Act of 1976 ("RCRA")
- Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund")
-  The Superfund Amendments and Reauthorization Act of 1986 ("SARA")

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

The Company through a wholly owned subsidiary insures the Company's risks for professional liability, workers compensation, and general and automobile claims up to certain policy limits. Claims in excess of these limits are covered by unrelated insurance carriers. Management believes its self insurance reserves, combined with its insurance coverage, are adequate for its present operations. Management has no reason to believe that adequate coverage will not continue to be available, but there can be no assurance that it will be. There also can be no assurance that the Company's liabilities will not exceed the policy limits. However, insurance has been provided without lapse for many years for limits far in excess of losses sustained.

EMPLOYEES

As of March 26, 1999, the Company had approximately 7,700 employees worldwide. Approximately 70% perform professional or technical services, while the remaining 30% perform administrative and support services. The company considers its relations with its employees to be strong.

INTERNATIONAL BUSINESS

Dames & Moore Group currently derives 12.6% of its net revenues from international operations. The Company is focused on expanding its clientele and business operations worldwide. The Company, however, cannot provide any guaranty of future growth from international operations. Risks inherent in foreign operations, such as foreign currency fluctuations, exchange controls and changes in governments resulting in delays and/or canceled projects, contribute to uncertainty regarding future growth. Dames & Moore Group carefully monitors all foreign markets in which it is involved to be able to respond quickly to any changing conditions.

ITEM 2.   PROPERTIES

The Company operates entirely in leased premises. The Company leases 199 office properties in the United States and 57 office properties in foreign countries.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 26, 1999.

ITEM S-K 401(b).   EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information about the Company's executive officers as of May 27, 1999. Each executive officer holds office until his or her resignation or removal by the Board of Directors.

         NAME           AGE                   POSITION
------------------    ------     ----------------------------------
Arthur C. Darrow        55       Chairman, Chief Executive Officer,
                                 President and Director

Henry Klehn, Jr.        62       Executive Vice President -
                                 Corporate Development

Glenn D. Martin         49       Executive Vice President and
                                 Chief Operating Officer

Mark A. Snell           42       Executive Vice President,
                                 Chief Financial Officer and
                                 Corporate Secretary

Robert M. Perry         67       Executive Vice President -
                                 Corporate Affairs

Leslie S. Puget         44       Corporate Controller

ARTHUR C. DARROW has been employed by the Company since 1973. He has served as a director since 1994, as Chief Executive Officer and President since 1995, and has served as Chairman of the Board of Directors since 1998. Between 1993 and 1994, he served as President and Chief Operating Officer; between 1991 and 1993, as Senior Vice President Western North America Division; and between 1988 and 1991, as the Company's Western Region General Manager and Division Manager - Western North America. He has bachelor's and master's degrees in geology from the University of California-Santa Barbara.

HENRY KLEHN, JR. has been employed by the Company since 1960. He has served as Executive Vice President Corporate Development since 1993. Between 1983 and 1993, he served as Chief Operating Officer and as an Executive Vice President since 1991. He has a bachelor's degree in geological engineering and a master's degree in engineering science from the University of California-Berkeley.

GLENN D. MARTIN has been employed by the Company since 1972. He has served as Executive Vice President and Chief Operating Officer since 1998. Between 1993 and 1998, he served as Senior Vice President and Manager - Central U.S. and Latin America Division. From 1985 to 1992, he served as the Chicago Office Managing-Principal-in-Charge and then as the Company's Mid-Continental Region General Manager. He has a bachelor's degree in geology from the University of Cincinnati.

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

ROBERT M. PERRY has been employed by the Company since 1955. He has served as a director from 1981 to 1998, and as an Executive Vice President since 1991. Between 1978 and 1995, he served as Chief Financial Officer. He has a bachelor of science degree in civil engineering from the University of Michigan, and is a registered professional engineer.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol DM. As of May 27, 1999, the Company's common stock was held by 352 holders of record. The following table reflects the high and low sales prices and cash dividends per share for fiscal years 1999 and 1998:

                                       HIGH             LOW        DIVIDENDS
             1999
                Fourth quarter       $12 15/16        $ 7 15/16      $0.03
                Third quarter         12 15/16          9 3/4         0.03
                Second quarter        14 7/16          10 1/8         0.03
                First quarter         13 5/8           12 1/4         0.03

             1998
               Fourth quarter        $13 1/2          $12 1/8        $0.03
               Third quarter          13 3/8           11 15/16       0.03
               Second quarter         13 7/8           11 3/4         0.03
               First quarter          13 1/4           11 3/8         0.03

The Company has discontinued its policy of paying regular quarterly cash dividends in anticipation of the merger of the Company and URS Corporation.

On March 29, 1999, the Company issued from its treasury 104,461 shares of its common stock as part of the contingent consideration due for its acquisition of the LRE Engineering, Inc. The securities were exempt from registration under
Section 4(2) of the Securities Act of 1933 because they were offered and sold in a transaction that did not involve a public offering.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company (in thousands, except per share amounts):

                                                                          FISCAL YEAR ENDED
                                                ------------------------------------------------------------------
                                                   MARCH 26,     MARCH 27,    MARCH 28,    MARCH 29,     MARCH 31,
                                                    1999          1998          1997         1996          1995
                                                ------------   ----------- ------------   ----------   -----------
Earnings data:

   Gross revenues                                 $1,029,967     $703,902     $653,378       $556,763   $382,681
   Net revenues                                      639,346      482,504      454,408        396,495    268,969
   Earnings from operations                           23,926       42,813       36,861         36,901     28,797
   Net (loss) earnings                                  (303)      19,330       18,540         22,098     17,879

(Loss) earnings per share - Basic                 $    (0.02)    $   1.08     $   0.91       $   0.99   $   0.79
(Loss) earnings per share - Diluted                    (0.02)        1.07         0.91           0.98       0.79

Cash dividends per share                                0.12         0.12         0.12           0.12       0.12

Weighted average shares - Basic                       18,237       17,890       20,287         22,385     22,500
Weighted average shares - Diluted                     18,319       18,048       20,446         22,537     22,586

Financial position data:

   Current assets                                 $  366,506     $228,129     $208,254       $216,191   $155,338
   Current liabilities                               182,336       98,559       92,837         70,377     59,115
   Net working capital                               184,170      129,570      115,417        145,814     96,223
   Total assets                                      634,579      386,361      358,282        317,279    224,627
   Long-term debt                                    284,147      132,010      128,542         75,000      2,336
   Shareholders' equity                              146,920      149,909      131,623        167,947    161,630

Backlog:                                          $  521,000     $345,000     $290,000       $252,000   $120,000


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

OPERATIONS AND ACQUISITIONS

Dames & Moore Group (Group or Company) operating results during fiscal 1999 were affected by increasingly competitive market conditions in its environmental business sector, by the acquisitions of complementary professional service and contracting businesses, and by the continued integration of the service capabilities of companies acquired in previous years. The overall net revenue base of the Group increased 32.5% in fiscal 1999, primarily attributable to acquisitions, most noticeably Radian International LLC (Radian) acquired on July 31, 1998.

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

During fiscal 1999, a principal factor affecting the demand for these services was the restraint on environmental spending exercised by both public sector and private sector clients. Environmental laws, regulations and enforcement policies remained essentially unchanged during fiscal 1999, and Congress once again failed to act on reauthorization of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund Act). As a result, net revenues of the company's general engineering and consulting division were virtually unchanged in 1999.

In fiscal 1999, the net revenues of Dames & Moore Group's general engineering and consulting services division constituted 41.6% of the Group's total net revenues, compared with 55.1% of net revenues in fiscal 1998.

CONSTRUCTION SERVICES:

The construction services division provides four key services to the construction industry: program, project, and construction management; demolition services; environmental remediation; and materials testing. The construction management unit provides services for public sector projects of all sizes and complexity. In fiscal 1999, the division successfully expanded its services into the private sector and integrated Radian's remediation services. The acquisition of Signet Materials Testing Laboratory added to the division's materials testing expertise, greatly expanding its capabilities in a growing market.

During fiscal 1999, the net revenues for the construction services division were 27.8% of the Group's total net revenues compared with 19.5% in fiscal 1998.

PROCESS AND CHEMICAL ENGINEERING:

The process and chemical engineering division provides a range of multi-disciplinary engineering including process engineering, process testing, detailed design and construction management, process optimization, measurement services, information management engineered systems, total chemical management, and on-site operating support (outsourcing).

Overall, the division's net revenues in fiscal 1999 increased materially due to the acquisition of Radian International.

Net revenues from process and chemical engineering division accounted for 18.6% of the Group's total net revenues in fiscal 1999, compared with 10.9% in the preceding year.

TRANSPORTATION:

The transportation division is well-grounded in the planning and engineering capabilities related to surface transportation which includes roads, highways, and transit, with more limited but developing capabilities in aviation, ports and harbors and freight rail. Its clients are predominantly domestic public agencies.

The transportation division represents 8.7% of the Group's total net revenues in fiscal 1999, compared with 9.8% in fiscal 1998.

SPECIALTY ENGINEERING AND CONSULTING:

DecisionQuest specializes in support services for corporate clients involved in litigation. These services include strategy consulting, development of case themes, juror analysis and selection, preparation of demonstrative graphics, and witness preparation. Since its acquisition in fiscal 1997, DecisionQuest has also pursued joint activities with other Group companies and has completed joint projects for selected clients. DecisionQuest's growth has been enhanced by the acquisition of several small strategic communications firms.

The specialty engineering and consulting division constituted 3.4% of the Group's total net revenues in fiscal 1999 compared with 4.8% in fiscal 1998.

ACQUISITIONS:

The companies that have been acquired in recent years provide a wide variety of engineering and specialized services. The principal acquired companies providing construction and related services include O'Brien Kreitzberg, Aman Environmental Construction, Inc., Cleveland Wrecking Company, Signet Testing, and the remediation division of Radian. Process and chemical engineering consists primarily of Radian (all divisions except the remediation division which is included in construction services) and Walk Haydel, transportation consists primarily of BRW and specialty businesses is comprised primarily of DecisionQuest.

PURCHASED IN-PROCESS TECHNOLOGY:

Upon the completion of the Radian acquisition on July 31, 1998, the Company expensed approximately $15,271 representing purchased in-process research and development technology that had not yet reached technological feasibility. The technologies included Syngyp, CrystaSulf and GasSorb. The value for each was determined by using the discounted cash flow valuation approach.

The discounted cash flow model forecasts the cash flows expected to be received through continued operations over a ten-year period. These cash flows are discounted to their present value and generally are then added to the present value of the residual value of the tenth projected cash flow, resulting in the value of the in-process research and development technology. The discount rate includes the following special risk factors: technology risk, market risk, growth assumptions and completion risks. The discount rate used ranged between 30% and 35%.

The net cash flows from each project were based on management estimates of revenue, cost of sales, general and administrative costs, and income taxes.

The Syngyp technology changes the operations of existing flue gas desulfurization systems that produce a waste sludge, to operations that produce a marketable gypsum product. This technology was 60% complete on date of acquisition and has since been completed and is currently being marketed.

CrystalSulf is a program to develop an advanced liquid redox process. The technology was 64% complete on date of acquisition and is expected to be completed in fiscal 2000. Management expects to spend up to $3 million to complete this technology.

GasSorb may be a viable application of pressure swing adsorption. The technology was 49% complete on date of acquisition and is substantially completed and marketing is in the planning stages.

OUTLOOK

The proposed acquisition, by URS Corporation (URS), of all the oustanding shares of the Company's common stock for $16.00 a share will create one of the largest engineering/consulting firms in the world. This transaction affords the company an opportunity for growth through expanded services and geographic presence unlike any other time in its history. The Group's continuing investment in its strategic growth initiatives, combined with the complementary services offered by URS and newly acquired companies and the restructuring of ongoing operations, should produce broader business opportunities in fiscal 2000 and the years ahead. However, the ultimate demand for the Company's services will be dependent on a continuation of economic growth in the United States and worldwide, public and private sector capital investment, enforcement of environmental regulations, and the Group's ability to meet the competitive demands of the market for full-service engineering, environmental, transportation, construction management, and litigation support services.

Dames & Moore Group has a worldwide network of 256 offices located in 33 countries. The company is staffed by over 7,700 employees.

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

In certain situations, a Year 2000 problem could adversely impact: (a) the reliability of the company's internal information management systems, such as accounting systems, e-mail and desktop computers, (b) the physical operation of systems used by the Company which have embedded technology, such as elevator and telephone systems, security systems and other physical office infrastructure, or
(c) the Company's ability to interface with third parties, such as receiving payments from customers or supplies from vendors on a timely basis. Such issues could arise from internal Year 2000 problems in software used by the Company or from external Year 2000 problems encountered by third parties.

State of Readiness. Two of the Company's three core financial and administrative software systems have been upgraded to be Year 2000 compliant. The Company has tested these programs for Year 2000 compliance and both systems are currently operational. The third core system is the financial and administrative software system of one of the recently acquired subsidiaries, Radian. The Company has completed the upgrade of this core system and expects to have the system fully tested and operational by July 1999. All of the Company's core hardware has also been tested and is Year 2000 compliant.

The Company continues to examine infrastructure issues on an office-by-office basis. The Company continues to update its voice and data communication systems and expects to complete this process by late fall. In the general course of its business, the Company also has updated and will continue to update its desktop software applications. Such updated applications are Year 2000 compliant.

The Company has 256 offices worldwide, virtually all of which are leased. The Company has not reviewed the Year 2000 readiness of the spaces it leases with each of its landlords. Such problems may include the malfunctioning of various building systems, including elevators, security systems, and air conditioning and heating systems.

During the course of 1999, the Company intends to discuss with its major customers, suppliers and financial institutions the potential impact the Year 2000 issue will have on their systems, including possible delays in receiving payments from customers resulting from Year 2000 problems affecting such customers' accounting and payable systems. The Company also intends to contact its major vendors to assess their Year 2000 readiness. The possible effects of the Year 2000 on these parties are beyond the control of the Company.

Costs. To date, the Company had incurred external costs to upgrade its financial systems of approximately $505, and internal costs of approximately $470, with respect to addressing Year 2000 issues. Much of this cost arises from the purchase of new hardware and software, which the Company would have purchased as part of its regular and routine upgrading of systems. The Company is unable to estimate additional external costs for addressing Year 2000 issues at this time, other than it expects to spend approximately $675 to update PBX equipment at its offices. While the Company does not expect the external and internal costs to be material, there can be no guarantee that such costs will be immaterial, and actual results could differ materially from those anticipated.

Risks. The Company does not anticipate that the costs of its Year 2000 issues or the risks to the Company which might arise from the Year 2000 problem are likely to be material. The risk associated with the Company's Radian system not being compliant, is minimal as the system is currently scheduled for a July 1, 1999 completion. If the Company's desktop software applications are not compliant, employees will not be able to use such applications. If the Company's customers are not Year 2000 compliant, the Company risks not being paid on time, and if its suppliers, vendors and internal voice and data systems are not compliant, the Company risks not being able to service its customers. However, the Company does not have control over third parties, and as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of third parties to successfully address their Year 2000 issues. Problems encountered by the Company's major customers and suppliers arising from the Year 2000 issue could have a material adverse effect on the Company's financial condition, liquidity and results of operations. Additionally, the federal government is a significant customer of the Company. At this time, the Company cannot predict the impact on its consolidated financial condition, liquidity and results of operations of the U.S. federal government's Year 2000 readiness. If the federal government is unable to make payments due to its Year 2000 problems, this may have a material impact on the Company's financial condition, liquidity and results of operations. In addition, if the Company's plans to address the Year 2000 issue are not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

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

RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending the last Friday in March. The fiscal years were comprised of 52 weeks each for 1999, 1998 and 1997.

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

                                  1999      INCREASE       1998      INCREASE     1997
                               ----------   --------   -----------   --------   ----------
NET REVENUES                    $639,346      32.5%      $482,504       6.2%     $454,408

During fiscal 1999 the growth in net revenues compared with fiscal 1998 was primarily the result of completed acquisitions.

The growth in net revenues of 6.2%, from fiscal 1997 to fiscal 1998 was a result of completed acquisitions.

                                  1999      INCREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
SALARIES AND RELATED COSTS      $445,594      32.0%      $337,474       6.8%     $315,896

The increase in salaries and related costs in fiscal 1999 as compared with fiscal 1998 was primarily a result of acquisitions. Salaries and related costs for fiscal 1999 represent 69.7% of net revenues.

Salaries and related costs increased by 6.8% in fiscal 1998 as compared with fiscal 1997 primarily as a result of acquisitions. Salaries and related costs for fiscal 1998 represent 69.9% of net revenues.

                                  1999      INCREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
GENERAL EXPENSES                $123,206      39.4%     $  88,401       2.5%     $  86,275

During fiscal 1999, general expenses increased 39.4% from fiscal 1998. Acquisitions previously completed represents $33,012 or 37.3% of the increase. General expenses for fiscal 1999 represent 19.3% of net revenues.

General expenses increased by 2.5% in fiscal 1998 as compared to fiscal 1997. Acquisitions previously completed represent the entire increase in fiscal 1998. General expenses for fiscal 1998 represent 18.3% of net revenues.


                                  1999      INCREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
DEPRECIATION AND AMORTIZATION   $ 12,840      39.3%     $   9,216       4.3%     $  8,832

The depreciation and amortization increase of 39.3% in fiscal 1999 as compared with fiscal 1998 was also a result of completed acquisitions. As a percentage of net revenues, depreciation and amortization represent 2.0% in fiscal 1999.

Depreciation and amortization increased by 4.3% in fiscal 1998 as compared with fiscal 1997 also as a result of completed acquisitions. As a percentage of net revenues, depreciation and amortization represent 1.9% in fiscal 1998.

                                  1999      INCREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
AMORTIZATION OF GOODWILL        $  5,504      19.7%     $   4,600      18.2%     $  3,893

Amortization of goodwill increased 19.7% and 9.5% during fiscal years 1999 and 1998, respectively, due to acquisitions. The balance of the increase for fiscal 1998 is due to the write-off of the remaining goodwill of a previously acquired small business, which has been discontinued, and the capitalization of additional goodwill related to contingent amounts due on previously acquired companies.

                                  1999      INCREASE       1998      DECREASE      1997
                               ----------   --------   -----------   --------   ----------
ACQUISITION RELATED             $ 28,276     100.0%          -         (100.0%)    $  2,651
RESTRUCTURING & OTHER CHARGES

See Note 18 to the Consolidated Financial Statements.

                                  1999      DECREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
EARNINGS FROM OPERATIONS        $  23,926    (44.1%)    $  42,813      16.1%     $  36,861

The Company's operating margin as a percentage of net revenues was 3.7% for fiscal 1999, 8.9% for fiscal 1998, and 8.1% for fiscal 1997. The operating margin for fiscal 1999 was significantly less due primarily to acquisition related restructuring and other charges of $28,276 (see Note 18 to the Consolidated Financial Statements). The Company's operating margin as a percentage of net revenues before these charges was 8.2%.

                                  1999      INCREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
INVESTMENT AND OTHER INCOME     $   1,231     23.5%     $     997     (50.5%)    $   2,014

The 23.5% increase in investment and other income in fiscal 1999 as compared with fiscal 1998 is due to completed acquisitions which contributed $1,063 of the increase, or 106.6%. This increase is offset by a decline in earnings from the Company's joint ventures.

Investment and other income declined in fiscal 1998, as compared with fiscal 1997 due to a reduction of interest income from the interim investment of long-term borrowings that was awaiting deployment to fund acquisitions and stock repurchases. In fiscal 1997 the Company acquired the majority interest in a company which it previously held a minority interest; as a result their operating results are now a part of earnings from operations.

                                  1999      INCREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
INTEREST EXPENSE                $  18,481     79.6%     $  10,292      39.3%     $   7,386

The Company has utilized long-term debt to fund acquisitions, related business ventures and purchases of treasury stock. Accordingly, interest expense has increased. See Liquidity and Capital Resources.

                                  1999      DECREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
INCOME TAXES                    $   4,129    (70.9%)    $   14,188      9.6%     $  12,949

Income tax expense as a percentage of earnings before income taxes was 61.9% in fiscal 1999, 42.3% in fiscal 1998, and 41.1% in fiscal 1997. Amortization of goodwill resulting from stock acquisitions, which is not deductible for tax purposes, coupled with fiscal 1999 losses from foreign corporations where a tax benefit has not been recognized, resulted in a higher income tax rate as a percentage of earnings.

                                  1999      INCREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
EXTRAORDINARY ITEM              $  2,850     100.0%          -            -           -

See Note 6 to the Consolidated Financial Statements.

                                  1999      DECREASE       1998      INCREASE      1997
                               ----------   --------   -----------   --------   ----------
NET (LOSS) EARNINGS             $   (303)     101.6%      $19,330       4.3%     $  18,540

The Company's net loss for fiscal 1999 was primarily a result of the acquisition related restructuring and other charges and extraordinary items previously discussed. Net earnings as a percentage of net revenues was 4.0% in fiscal 1998 and 4.1% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents total $15,880 at March 26, 1999, compared to $9,493 at March 27, 1998. The Company's working capital of $184,170 at March 26, 1999 has grown from $129,570 at March 27, 1998. The primary source of cash during fiscal 1999 consisted of funds from the new credit facilities net of issuance costs and existing borrowings of $156,652. The primary uses of cash in fiscal 1999 consisted of acquisitions totaling $128,146 and capital expenditures of $18,615.

In fiscal 1999 net cash provided by operating activities totaled $1,903 as compared to $19,020 for fiscal 1998. The significant change is an increase in receivables from our construction services, transportation and chemical and process divisions primarily from increased revenues. Offsetting this use of funds is growth in accounts payable primarily attributable to the increase in outside direct costs where the timing of payment is tied to collection of related receivables. Deferred income taxes represent a significant use from the prior fiscal year due to compensation related amounts and the acquisition related restructuring and other charges which are not tax deductible until paid. Other increases appear to be proportionate with the company's growth in revenues and/or assets.

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

Investing activities reflects the Company's acquisition and venture programs. Acquisitions made by the Company in fiscal 1998 and fiscal 1997 have been smaller-sized companies than those purchased in fiscal 1999, and accordingly, required less cash. Fiscal 1999 reflects the Company's purchase of Radian. In fiscal 1997 the Company's venture programs reflected an investment of $5,100 for Glencoe Insurance, Ltd., which was sold in fiscal 1998 generating proceeds of approximately $5,200. Other investments in fiscal 1997 included the purchase of the bank debt of CWC and funding for DMB.

The funding of the Radian acquisition resulted in the early extinguishment of the Company's debt and new financing in fiscal 1999. During fiscal 1998 the Company's bank credit agreements were amended and the termination dates extended. The amendments also provide more flexibility on limitations on additional indebtedness, and maintenance of certain financial ratios.

For information regarding the Company's long-term debt and acquisition of Radian, see Notes 6 and 2 to the Consolidated Financial Statements.

The Company's annual plan for fiscal 2000 includes a budget for capital expenditures of approximately $17,261.

While the Company anticipates continuing capital requirements to support growth and diversification of services, management believes cash generated from operations and existing lines of credit will be sufficient to meet operating requirements for the foreseeable future. Future acquisition opportunities for larger businesses may require additional financing.


IMPACT OF INFLATION

The Company's operations have not been and are not expected to be materially affected by inflation or changing prices in the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its financing and investment activities and its worldwide operations, is exposed to market rate exposure from changes in interest rates, equity markets and foreign currency exchange rates. These changes may adversely affect the Company's results of operations and financial position. In the past, the Company has entered into interest rate hedges and foreign currency contracts to mitigate these market risks. As of March 26, 1999, it is evaluating its policies and practices for hedging these risks and therefore has no open hedging transactions or foreign currency contracts.

INTEREST RATE MARKET RISK

The Company is exposed to interest rate risk primarily through its short-term and long-term borrowings which are variable rate instruments. Working capital and other capital requirements, together with changes in future interest rates, makes this risk not quantifiable. However, if at March 26, 1999 interest rates increased 10% (approximately 71 basis points) using the same level of borrowings at March 26, 1999 there would be a decrease in earnings and cash flow of $1,829. At March 27, 1998, the Company's borrowings were primarily fixed rate instruments and the Company also held fixed rate investments in debt securities, had interest rates increased by 10% (approximately 69 basis points) again using the same level of borrowing and debt securities at March 27, 1998; there would be a decrease in the fair value of borrowings and investments in debt securities of $12,000, and $454 respectively.

EQUITY PRICE MARKET RISK

Investments in debt and equity securities, primarily made to fund its pension obligations, expose the Company to equity price risk. If prices declined by 10% using the same portfolio of securities at March 26, 1999, there would be a decrease in the fair value of investments in securities of $614. Had a similar 10% decline in equity prices occurred at March 27, 1998, again using the same portfolio of securities at March 27, 1998, there would be a decrease in the fair value of $103. These equity securities are held for purposes other than trading.

FOREIGN EXCHANGE MARKET RISK

Foreign currency exchange rate changes and in particular a strengthening of the US dollar, exposes the Company's operations to market risks from: foreign currency denominated contracts supported by personnel paid in US dollars; expected contribution of earnings and cash flow from foreign operations; and foreign borrowings. The Company operates in 33 foreign countries and as a result its foreign currency risk is not concentrated in one or two countries; consequently, it is more difficult to mitigate currency risks. However, to manage this risk, the Company generally staffs contracts or projects utilizing personnel that will be paid in the same currency as the contract. In addition, the Company endeavors to contract in US dollars where possible and has utilized hedging of currency risks on specific projects when feasible. As a result, quantifying this risk is impractical.

In the event the foreign exchange rate increased by 10% using the same foreign borrowings at March 26, 1999, there would be an increase in the fair value of borrowings of $723. Had a similar 10% increase in foreign exchange rate occurred at March 27, 1998 using the same borrowings at that date, the fair value of borrowings would have increased by $302.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                               PAGE
                                                                                                              -------
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                         AND FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report...........................................................................         20

Consolidated Statements of Financial Position as of
   March 26, 1999 and March 27, 1998...................................................................         21

Consolidated Statements of Operations for the Years Ended
   March 26, 1999, March 27, 1998 and March 28, 1997...................................................         22

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
   March 26, 1999, March 27, 1998 and March 28, 1997...................................................         23

Consolidated Statements of Cash Flows for the Years Ended
   March 26, 1999, March 27, 1998 and March 28, 1997...................................................         24

Notes to Consolidated Financial Statements.............................................................       25-41

Supplementary Financial Information - Selected Quarterly Financial Data (Unaudited)                             42

Schedule II -- Valuation and Qualifying Accounts.......................................................         48

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dames & Moore Group and subsidiaries as of March 26, 1999 and March 27, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 26, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG LLP




Los Angeles, California
May 21, 1999

                              DAMES & MOORE GROUP
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                   MARCH 26,         MARCH 27,
ASSETS                                                                               1999              1998
                                                                                 -------------     ------------
Current:
     Cash and cash equivalents                                                      $  15,880         $   9,493
     Marketable securities                                                                336             1,031

     Accounts receivable, net of allowance for doubtful accounts
         of: 1999-$9,526  and 1998-$3,408                                             193,051           135,298
     Billed contract retentions                                                        22,071            10,992
     Unbilled                                                                          98,256            55,844
                                                                                    ---------         ---------
         Total accounts receivable                                                    313,378           202,134

     Deferred income taxes                                                             10,705             4,303
     Prepaid expenses and inventories                                                  14,841             7,310
     Other current assets                                                              11,366             3,858
                                                                                    ---------         ---------
         Total current assets                                                         366,506           228,129

Property and equipment, net                                                            57,518            23,397

Goodwill of acquired businesses, net of accumulated amortization of:
     1999-$20,070 and 1998-$12,535                                                    159,918           117,849

Investments in affiliates                                                              10,461             4,868
Other assets                                                                           40,176            12,118
                                                                                    ---------         ---------

                                                                                    $ 634,579         $ 386,361
                                                                                    ---------         ---------
                                                                                    ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current:
     Current portion of long-term debt                                              $  18,433         $   9,614
     Accounts payable                                                                  57,842            31,990
     Accrued payroll and employee benefits                                             38,934            26,364
     Current income taxes payable                                                       6,245             6,864
     Accrued expenses and other liabilities                                            60,882            23,727
                                                                                    ---------         ---------
         Total current liabilities                                                    182,336            98,559

Long-term debt                                                                        284,147           132,010
Other long-term liabilities                                                            21,176             5,883
Contingencies

Shareholders' equity:
     Preferred stock, $0.01 par value,
         shares authorized: 1,000,000
         shares issued: none                                                                -                 -
     Common stock and capital in excess of $0.01 par value,
         shares authorized: 54,000,000
         shares issued: 1999-22,781,000; 1998-22,740,000                              108,045           107,512
     Retained earnings                                                                102,264           104,952
     Treasury stock: 1999-4,451,000; 1998-4,573,000 shares                            (59,373)          (61,157)
     Accumulated other comprehensive income                                            (3,594)           (1,289)
     Other shareholders' equity                                                          (422)             (109)
                                                                                    ---------         ---------
         Total shareholders' equity                                                   146,920           149,909
                                                                                    ---------         ---------

                                                                                    $ 634,579         $ 386,361
                                                                                    ---------         ---------
                                                                                    ---------         ---------

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                               DAMES & MOORE GROUP
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 26,             MARCH 27,         MARCH 28,
                                                                1999                  1998              1997
                                                             ----------            ----------        ----------
Gross revenues                                               $1,029,967            $  703,902        $  653,378
Direct costs of outside services                                390,621               221,398           198,970
                                                             ----------            ----------        ----------
     Net revenues                                               639,346               482,504           454,408
                                                             ----------            ----------        ----------

Operating expenses:
     Salaries and related costs                                 445,594               337,474           315,896
     General expenses                                           123,206                88,401            86,275
     Depreciation and amortization                               12,840                 9,216             8,832
     Amortization of goodwill                                     5,504                 4,600             3,893
     Acquisition related restructuring & other charges           28,276                     -             2,651
                                                             ----------            ----------        ----------
                                                                615,420               439,691           417,547
                                                             ----------            ----------        ----------

Earnings from operations                                         23,926                42,813            36,861

     Investment and other income                                  1,231                   997             2,014
     Interest expense                                           (18,481)              (10,292)           (7,386)
                                                             ----------            ----------        ----------
Earnings before income taxes                                      6,676                33,518            31,489

     Income taxes                                                 4,129                14,188            12,949
                                                             ----------            ----------        ----------
Earnings before extraordinary item                           $    2,547            $   19,330        $   18,540
Extraordinary item (less applicable income
          tax benefit of $1,737)                                 (2,850)                    -                 -
                                                             ----------            ----------        ----------
Net (loss) earnings                                          $     (303)           $   19,330        $   18,540
                                                             ----------            ----------        ----------
                                                             ----------            ----------        ----------

Basic (loss) earnings per share:
     Earnings before extraordinary item                      $     0.14            $     1.08        $     0.91
     Extraordinary item                                           (0.16)                    -                 -
                                                             ----------            ----------        ----------
                                                             $    (0.02)           $     1.08        $     0.91
                                                             ----------            ----------        ----------
                                                             ----------            ----------        ----------
Weighted average number of shares                                18,237                17,890            20,287
                                                             ----------            ----------        ----------
                                                             ----------            ----------        ----------
Diluted (loss) earnings per share:
     Earnings before extraordinary item                      $     0.14            $     1.07        $     0.91
     Extraordinary item                                           (0.16)                    -                 -
                                                             ----------            ----------        ----------
                                                             $    (0.02)           $     1.07        $     0.91
                                                             ----------            ----------        ----------
                                                             ----------            ----------        ----------
Weighted average number of shares                                18,319                18,048            20,446
                                                             ----------            ----------        ----------
                                                             ----------            ----------        ----------


             The accompanying notes are an integral part of the
                      consolidated financial statements.

                             DAMES & MOORE GROUP
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (IN THOUSANDS)
-------------------------------------------------------------------------------

                                             Common                                       Accumulated                     Compre-
                                            Stock &                                        Other Com-        Other        hensive
                                           Capital in        Retained        Treasury      prehensive     Shareholders'   Earnings
                                          Excess of Par      Earnings          Stock         Income          Equity        (Loss)
                                          -------------      --------        ---------    -----------     ------------    --------
BALANCES AT MARCH 29, 1996                   $106,804        $ 75,295        $(13,859)     $       -       $    (293)            -

    Issued pursuant to stock option plan          438               -               -              -            (140)            -
    Net earnings                                    -          18,540               -              -               -      $ 18,540
    Cash dividends, $0.12 per share                 -          (2,366)              -              -               -             -
    Treasury stock acquired                         -               -         (58,675)             -               -             -
    Treasury stock issued                           -          (3,490)          9,464              -               -             -
    Amortization of deferred
      compensation                                  -               -               -              -             218             -
    Change in foreign currency
      translation, net of tax-$190                  -               -               -           (313)              -          (313)
                                             --------        --------        ---------     ----------      ----------     --------

BALANCES AT MARCH 28, 1997                   $107,242        $ 87,979        $(63,070)     $    (313)      $    (215)     $ 18,227
                                             --------        --------        ---------     ----------      ----------     --------
                                                                                                                          --------

    Issued pursuant to stock option plan          450               -               -              -            (100)            -
    Restricted shares repurchased                (180)              -               -              -              15             -
    Net earnings                                    -          19,330               -              -               -      $ 19,330
    Cash dividends, $0.12 per share                 -          (2,168)              -              -               -             -
    Treasury stock acquired                         -               -            (350)             -               -             -
    Treasury stock issued                           -            (189)          2,263              -               -             -
    Amortization of deferred
      compensation                                  -               -               -              -             191             -
    Unrealized gain on securities, net
      of tax-$17                                    -               -               -             30               -            30
    Change in foreign currency
      translation, net of tax-$613                  -               -               -         (1,006)              -        (1,006)
                                             --------        --------        ---------     ----------      ----------     --------

BALANCES AT MARCH 27, 1998                   $107,512        $104,952        $(61,157)     $  (1,289)      $    (109)     $ 18,354
                                             --------        --------        ---------     ----------      ----------     --------
                                                                                                                          --------

    Issued pursuant to stock option plan          578               -               -              -            (140)            -
    Restricted shares repurchased                 (60)              -             (14)             -              20             -
    Net (loss)                                      -            (303)              -              -               -      $   (303)
    Cash dividends, $0.12 per share                 -          (2,203)              -              -               -             -
    Treasury stock acquired                         -               -            (745)             -               -             -
    Treasury stock issued                          15            (182)          2,543              -            (412)            -
    Amortization of deferred
      compensation                                  -               -               -              -             219             -
    Unrealized loss on securities, net of
      tax-$110                                      -               -               -           (196)              -          (196)
    Change in foreign currency
      translation, net of tax-$641                  -               -               -         (1,052)              -        (1,052)
    Minimum pension liability,
      net of tax-$678                               -               -               -         (1,057)              -        (1,057)
                                             --------        --------        ---------     ----------      ----------     --------

BALANCES AT MARCH 26, 1999                   $108,045        $102,264        $(59,373)     $  (3,594)      $    (422)     $ (2,608)
                                             --------        --------        ---------     ----------      ----------     --------
                                             --------        --------        ---------     ----------      ----------     --------


The accompanying notes are an integral part of the consolidated financial statements.

                              DAMES & MOORE GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    FISCAL YEAR ENDED
                                                                      ---------------------------------------------
                                                                        MARCH 26,        MARCH 27,       MARCH 28,
                                                                          1999             1998             1997
                                                                      -------------    ------------     -----------
Cash flows from operating activities:
     Net (loss) earnings                                              $       (303)    $     19,330     $    18,540
       Adjustments to reconcile net (loss) earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                      20,789           14,032          12,943
         Non-cash special charges                                           26,976                -               -
         Losses (earnings) from equity investments                             859              252             (80)
         Deferred income taxes                                              (7,672)            (354)         (2,437)
         Change in assets and liabilities net of effects
           of purchases of businesses:
              Marketable securities                                              -            5,984           8,952
              Accounts receivable                                          (48,130)         (21,725)        (24,297)
              Prepaid expenses and other assets                            (13,319)          (2,496)          1,285
              Income tax receivable                                           (413)             593             121
              Accounts payable and accrued expenses                         23,116            3,404          (9,247)
                                                                      ------------     ------------     -----------
Net cash provided by operating activities                                    1,903           19,020           5,780
                                                                      ------------     ------------     -----------

Cash flows from investing activities:
     Purchases of businesses, net of cash acquired                        (128,146)         (13,463)        (22,118)
     Purchases of property and equipment                                   (18,615)         (11,958)         (9,524)
     Investments and other assets                                          (10,188)          (3,600)        (18,630)
     Proceeds from sales of investments and other property                   7,354            7,387               -
                                                                      ------------     ------------     -----------
Net cash used in investing activities                                     (149,595)         (21,634)        (50,272)
                                                                      ------------     ------------     -----------

Cash flows from financing activities:
     Repayments on lines of credit                                        (194,561)         (21,000)              -
     Debt issuance costs                                                    (3,867)               -               -
     Proceeds from debt instruments                                        355,080           22,700          62,551
     Issuance of common stock                                                  428              364             357
     Stock repurchased                                                        (798)            (515)        (58,675)
     Dividends                                                              (2,203)          (2,168)         (2,366)
                                                                      ------------     ------------     -----------
Net cash provided (used) by financing activities                           154,079            ( 619)          1,867
                                                                      ------------     ------------     -----------

Net increase (decrease) in cash and cash equivalents                         6,387           (3,233)        (42,625)

Cash and cash equivalents, beginning of year                                 9,493           12,726          55,351
                                                                      ------------     ------------     -----------

Cash and cash equivalents, end of year                                $     15,880     $      9,493     $    12,726
                                                                      ------------     ------------     -----------
                                                                      ------------     ------------     -----------

Supplemental disclosures of cash flow information:
     Interest paid                                                    $     13,897     $      9,785     $     3,263
     Income taxes paid                                                      11,276           10,751          14,810
Non cash investing activities-business acquisitions                         16,027            5,110           9,879


The accompanying notes are an integral part of the consolidated financial statements.

                              DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiaries. Investments in companies in which Dames & Moore Group (the "Company") does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Other investments are accounted for by the cost method. All significant intercompany transactions and balances have been eliminated. Certain items in the prior years' financial statements have been reclassified to be consistent with the 1999 presentation.

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

         MARKETABLE SECURITIES:

         Marketable securities consist of equity and debt securities that are considered either available-for-sale or trading securities as defined by Statement of Financial Accounting Standard (SFAS) No. 115. Debt securities with maturity dates beyond a year are classified as Other Assets. Marketable securities are recorded at fair market value. Changes in unrealized gains and losses for trading securities are included in earnings; for available-for-sale securities, they are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Management determines the appropriate classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date.

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

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

         FOREIGN CURRENCY TRANSLATION:

         The functional currencies for the Company's significant foreign subsidiaries and branches are their respective local currencies. The assets and liabilities of these entities are translated into U.S. dollars using exchange rates in effect at period end. Revenue and expenses are translated at the average rates of exchange prevailing during the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income, net of tax. In situations where the functional currency is the U.S. dollar, translation adjustments are included in earnings.

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

         RECOGNITION OF REVENUE:

         The Company recognizes revenue generally at the time services are performed. On fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. On cost reimbursement contracts, revenue is recognized as costs are incurred and includes applicable fees earned essentially in the proportion that costs incurred bear to total estimated final costs. Materials and subcontract costs reimbursed by clients are included in gross revenues. Anticipated losses are recognized in the period in which the losses are reasonably determinable. Substantially all unbilled receivables are expected to be collected within the next 12 months and retentions at the close of the respective project. Approximately $7,157 of unbilled receivables and contract retentions not collectible within 12 months have been classified as other assets.

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

         STOCK-BASED COMPENSATION:

         Prior to March 30, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On March 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and proforma earning per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         EARNINGS PER SHARE:

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

         COMPREHENSIVE INCOME:

         The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes new standards for reporting and display of comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to shareholders' equity. The Company adopted SFAS No. 130 in fiscal 1999. The Company's other comprehensive income is primarily comprised of foreign currency translation adjustments, unrealized gain or loss on securities, and adjustments made to recognize additional minimum liabilities associated with the Company's defined benefit pension plans. Reclassifications related to the components of other comprehensive income were not significant.

         SEGMENT AND RELATED INFORMATION:

         In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established new standards for reporting information about operating segments in interim and annual financial statements, in accordance with the "management approach". The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company adopted SFAS No. 131 with its annual financial statements ending March 26, 1999 which did affect the disclosure of segment information but did not affect results of operations or the financial position of the Company.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure all derivatives at fair value. Implementation of this statement is effective for fiscal years beginning after June 15, 1999 commencing with interim periods. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its financial position and results of operations.

         FISCAL YEAR:

         The Company uses a 52-53 week fiscal year ending the last Friday in March. The fiscal years were comprised of 52 weeks in 1999, 1998 and 1997.


NOTE 2 - ACQUISITIONS:

         On July 31, 1998, the Company acquired all of the membership interests of Radian International LLC ("Radian"), a multinational engineering, consulting and construction firm. The purchase price of $117 million in cash is subject to a post-closing adjustment, which is currently under discussion with the seller. The purchase price in excess of the

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 2 - ACQUISITIONS: (CONTINUED)

         fair value of the net assets acquired, plus estimated office closure costs and severance costs are classified as goodwill and are being amortized over 40 years.

         The Company also completed thirteen smaller acquisitions during fiscal 1999 for $16,555, one of which included the issuance of 156,991 shares of the Company's treasury stock. Seven of the acquisitions have additional future payments contingent on future earnings. The total purchase cost in excess of fair value of identifiable assets acquired is classified as goodwill and is being amortized over the period of expected benefit, which range from 3 to 25 years.

         On June 24, 1997, the Company acquired SRA Technologies, Inc., a professional services company providing specialized clinical laboratory services, contract research, analysis and management services in the areas of life sciences, environmental health service studies, and energy. The purchase price of $8,924 was paid in cash, and no additional payments are due. The purchase price in excess of the fair value of the identifiable assets acquired is classified as goodwill and is being amortized over 30 years.

         The Company also completed six smaller acquisitions during fiscal 1998 for $5,740, one of which included the issuance of 163,107 shares of the Company's treasury stock. Four of the acquisitions have additional future payments contingent on future earnings. The total purchase cost in excess of fair value of identifiable assets acquired is classified as goodwill and is being amortized over the period of expected benefit, which range from 3 to 20 years.

         The following schedule summarizes the unaudited pro forma results of operations as if the acquisition of Radian had occurred at the beginning of fiscal 1998. Certain adjustments, such as amortization of goodwill, increased interest expense and income tax have been reflected.

                                                                        1999               1998
                                                                     ----------        ----------
             Net revenues                                            $  693,000        $  655,042
                                                                     ----------        ----------
                                                                     ----------        ----------
             (Loss) earnings before extraordinary item               $   (8,560)       $    7,618
                                                                     ----------        ----------
                                                                     ----------        ----------
             (Loss) earnings per share before extraordinary item
                  Basic                                              $    (0.47)       $     0.43
                                                                     ----------        ----------
                                                                     ----------        ----------
                  Diluted                                            $    (0.47)       $     0.42
                                                                     ----------        ----------
                                                                     ----------        ----------
             Net (loss) earnings                                     $  (11,410)       $    7,618
                                                                     ----------        ----------
                                                                     ----------        ----------
             (Loss) earnings per share
                  Basic                                              $    (0.63)       $     0.43
                                                                     ----------        ----------
                                                                     ----------        ----------
                  Diluted                                            $    (0.63)       $     0.42
                                                                     ----------        ----------
                                                                     ----------        ----------

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


NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES:

         The cost and estimated fair value of equity and debt securities by classification and major category follow. At March 26, 1999, $5,804 of debt and equity securities were classified as other assets. At March 27, 1998, $4,536 of the U.S. Government securities have a maturity greater than 1 year but within 5 years, and are classified as other assets.

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES: (CONTINUED)

                                                                                      ESTIMATED
                                                                      COST           FAIR VALUE
                                                                    --------         ----------
           At March 26, 1999:

                Available-for-sale:
                  Debt securities                                   $  2,126          $  2,122
                  Equity securities                                    4,302             4,018
                                                                    --------          --------
                                                                    $  6,428          $  6,140
                                                                    --------          --------
                                                                    --------          --------

           At March 27, 1998:

                Available-for-sale:
                 Securities of the U. S. Government                 $  4,502          $  4,536
                 Equity securities                                     1,018             1,031
                                                                    --------          --------
                                                                    $  5,520          $  5,567
                                                                    --------          --------
                                                                    --------          --------

NOTE 4 - INVESTMENTS IN AFFILIATES:

         The Company through its subsidiary Dames & Moore Ventures has a 50% interest in Dames & Moore/Brookhill L.L.C. (DMB) and affiliated companies. DMB was formed to acquire environmentally impaired properties and to remediate; to develop, redevelop, or reposition; and to maintain, operate and lease such properties until their disposition. DMB acquires an interest in assets by purchasing either a fee interest or a property-related mortgage note. At March 26, 1999, DMB holds 6 assets. Effective January 1, 1999, DMB agreed to complete the redevelopment and disposition of existing assets, and to cease the acquisition of any new assets.

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

         The Company accounts for its investment of $1,388 in fiscal 1999 and $3,144 in fiscal 1998 in DMB under the equity method of accounting. Condensed financial information follows:

                                                            MARCH 26, 1999       MARCH 27, 1998
                                                            --------------       --------------
         Mortgage notes receivables                           $   1,316            $   4,137
         Property                                                28,877               33,508
         Other assets                                             3,426               17,038
                                                              ---------            ---------
         Total assets                                         $  33,619            $  54,683
                                                              ---------            ---------
                                                              ---------            ---------

         Mortgages payable                                    $  27,676            $  41,958
         Other liabilities                                        4,191                6,726
         Shareholders' equity                                     1,752                5,999
                                                              ---------            ---------
               Total liabilities and equity                   $  33,619            $  54,683
                                                              ---------            ---------
                                                              ---------            ---------

         Company's share of equity                            $   1,330            $   3,000
                                                              ---------            ---------
                                                              ---------            ---------

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 4 - INVESTMENTS IN AFFILIATES: (CONTINUED)

                                                                                     YEAR ENDED           YEAR ENDED
                                                                                   MARCH 26, 1999       MARCH 27, 1998
                                                                                   --------------       --------------
         Revenues                                                                     $     209            $      18
         Costs and expenses                                                              (2,280)              (1,450)
         Net gain on asset dispositions                                                     733                1,061
                                                                                      ---------            ---------
               Net loss                                                               $  (1,338)           $    (371)
                                                                                      ---------            ---------
                                                                                      ---------            ---------

         Company's share of net loss (Investment and other income)                    $    (756)           $    (179)
                                                                                      ---------            ---------
                                                                                      ---------            ---------

         Equity investments in other unconsolidated investments amounted to $9,131 at fiscal 1999 and $1,868 in fiscal 1998.


NOTE 5 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                                                                        1999                1998
                                                                                      ---------          ---------
          Property and equipment, at cost:
              Computer equipment                                                      $  54,713          $  36,145
              Office equipment and furniture                                             18,064             13,719
              Technical and field equipment                                              27,780             13,482
              Leasehold improvements                                                     10,799              5,847
                                                                                      ---------          ---------
                                                                                        111,356             69,193
              Less accumulated depreciation and amortization                             53,838             45,796
                                                                                      ---------          ---------

                                                                                      $  57,518          $  23,397
                                                                                      ---------          ---------
                                                                                      ---------          ---------
          Other assets:
             Notes and other receivables                                              $  26,705          $   5,457
             Other assets                                                                13,471              6,661
                                                                                      ---------          ---------
                                                                                      $  40,176          $  12,118
                                                                                      ---------          ---------
                                                                                      ---------          ---------
          Accrued payroll and employee benefits:
             Salaries, wages and related taxes                                        $  21,940          $  12,901
             Accrued vacation                                                            16,377             12,192
             Accrued pension costs                                                          617              1,271
                                                                                      ---------          ---------
                                                                                      $  38,934          $  26,364
                                                                                      ---------          ---------
                                                                                      ---------          ---------

          Accrued expenses and other liabilities:
             Accrued insurance costs                                                  $  17,833         $    6,913
             Accrued occupancy                                                            4,413              4,232
             Accrued interest                                                             8,700              4,283
             Deferred acquisition payments                                                2,440              1,639
             Restructuring and acquisition reserves                                      10,174                  -
             Deferred income and client advances                                          3,435              2,700
             Other accrued expenses                                                       3,987                837
             Other liabilities                                                            9,900              3,123
                                                                                      ---------          ---------
                                                                                      $  60,882          $  23,727
                                                                                      ---------          ---------
                                                                                      ---------          ---------

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 6 - LONG-TERM DEBT:

         Long-term debt consists of the following:                                       1999               1998
                                                                                       --------           --------
         Term loan                                                                     $265,000           $      -
         Revolving lines of credit                                                       37,232             20,015
         Other notes payable                                                                348              1,609
         Senior Notes:
                6.54% Series A notes, due March 29, 2001                                      -             40,000
                6.87% Series B notes, due March 29, 2003                                      -             30,000
                6.92% Series C notes, due September 29, 2003                                  -             10,000
                7.19% Series F notes, due December 16, 2004                                   -             10,000
                7.23% Series G notes, due December 16, 2005                                   -             10,000
                7.20% Series D notes, due March 29, 2006                                      -              5,000
                7.25% Series E notes, due September 29, 2006                                  -             15,000
                                                                                       --------           --------
                                                                                        302,580            141,624
         Current portion of long-term debt                                               18,433              9,614
                                                                                       --------           --------
                                                                                       $284,147           $132,010
                                                                                       --------           --------
                                                                                       --------           --------

         The funding of the Radian acquisition resulted in the early extinguishment of the Company's Senior Notes and certain bank lines of credit. Pre-payment obligations and deferred financing costs resulted in a pretax charge of $4,587; after the tax benefit of $1,737, the extraordinary charge was $2,850, or ($.16) per share, basic and diluted.

         The Company's amended long-term debt facility includes a term commitment of $265,000 and a revolving commitment of $75,000. Interest is charged under several options, including a base rate or at LIBOR, plus the applicable margin, at the Company's option. Interest is payable quarterly for base rate borrowings and for LIBOR borrowings the earlier of the last day of the interest rate period or three months from the first day of the interest rate period. The effective interest rate was 6.8% at March 26, 1999. The agreement contains limitations on additional indebtedness, sales of assets, acquisitions and capital expenditures, as well as maintenance of certain financial ratios. The Company was in compliance with all such ratios at March 26, 1999. The term loan requires quarterly principal payments commencing on June 30, 1999, with $40,000 of the unpaid balance due on June 30, 2004 and the remaining unpaid balance of $94,500 due in full on December 31, 2004. The revolving commitment matures on June 30, 2004. Furthermore, mandatory principal pre-payments or commitment reductions are required in the event of the occurrence of certain transactions, as defined in the agreement. As of March 26, 1999, under these lines, the Company had borrowings of $302,232, and standby letters of credit totaling $14,156 principally for project performance, advance payment guarantees and the Company's domestic insurance program. The fair value of the Company's long-term debt approximates carrying value based on current rates offered to the Company for debt of the same remaining maturities.

         Annual maturities of long-term debt over the next five fiscal years are as follows: 2000 - $18,433; 2001 - $16,147; 2002 - $26,000; 2003 -
         $36,000; and 2004 - $41,000.


NOTE 7 - FOREIGN CURRENCY CONTRACTS:

         In the past, the Company has entered into foreign exchange forward contracts, all having maturities of less than one year. The amounts noted below serve solely as a basis for the calculation of payment streams to be exchanged. The Company is exposed to credit loss in the event of nonperformance by counter parties for these contracts. The Company selects major international banks and financial institutions as counter parties to manage this credit risk. Transaction gains and losses including the effect of foreign currency contracts and currency exchange rate conversion were a gain of $3 in 1999, a loss of $206 in 1998, and a loss of $222 in 1997. The Company did not have any open foreign currency contracts at March 26, 1999.

                               DAMES & MOORE GROUP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 7 - FOREIGN CURRENCY CONTRACTS: (CONTINUED)

                                                                              1998
                                                                            -------
                  Australian dollar                                          1,000
                  United States dollar                                         644

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

NOTE 9 - INCOME TAXES:

         Income taxes consist of the following:
                                                                           1999            1998              1997
                                                                         --------        --------          -------
               U.S. Federal taxes:
                  Current                                                $  5,643        $  9,560          $11,761
                  Deferred                                                 (5,583)           (478)          (1,736)
                                                                         --------        --------          -------
                                                                               60           9,082           10,025
               State and local taxes:
                  Current                                                   1,117           1,706            1,841
                  Deferred                                                   (749)           (115)            (166)
                                                                         --------        --------          -------
                                                                              368           1,591            1,675
               Non-U.S. taxes:
                  Current                                                   4,003           3,541            1,249
                  Deferred                                                   (302)            (26)               -
                                                                         --------        --------          -------
                                                                            3,701           3,515            1,249
                                                                         --------        --------          -------
                                                                         $  4,129        $ 14,188          $12,949
                                                                         --------        --------          -------
                                                                         --------        --------          -------

          The sources of earnings before income taxes consist of the following:

                                                                           1999              1998             1997
                                                                          -------          -------          -------
               U.S. earnings before income taxes                          $ 3,937          $27,438          $31,178
               Non-U.S. earnings before income taxes                        2,739            6,080              311
                                                                          -------          -------          -------
                  Earnings before income taxes                            $ 6,676          $33,518          $31,489
                                                                          -------          -------          -------
                                                                          -------          -------          -------

           Income taxes differ from amounts computed by applying the statutory U.S. Federal income tax rate of 35% to earnings before income taxes as follows:

                                                                          1999               1998             1997
                                                                        -------            -------          -------
               Statutory U.S. Federal income tax                        $ 2,337            $11,731          $11,021
               State income taxes, net of Federal benefit                   240              1,034            1,089
               Goodwill                                                     682                653              499
               Foreign Operations                                         1,009                538              603
               Other                                                       (139)               232             (263)
                                                                        -------            -------          -------
                     Total income taxes                                 $ 4,129            $14,188          $12,949
                                                                        -------            -------          -------
                                                                        -------            -------          -------

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES: (CONTINUED)

         Deferred income taxes result from temporary differences in the timing of the recognition of revenues and expenses for financial statement and tax return purposes. Management believes that it is more likely than not, that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred taxes were as follows:

                                                                           1999              1998
                                                                         -------           -------
               Current deferred net tax assets:
                  Compensation expense                                   $ 6,174           $ 3,975
                  Litigation reserve                                         788               410
                  Accrued expenses                                         2,367               171
                  Allowance for doubtful accounts                          1,353               918
                  Other                                                      529               433
                                                                         -------           -------
                    Total current deferred tax assets                     11,211             5,907
                                                                         -------           -------

                  Cash to accrual adjustments from acquisitions               60             1,106
                  Other                                                      446               498
                                                                         -------           -------
                    Total current deferred tax liabilities                   506             1,604
                                                                         -------           -------
                    Net current deferred tax assets                      $10,705           $ 4,303
                                                                         -------           -------
                                                                         -------           -------

               Non-current deferred net tax liabilities:
                  Foreign currency translation                           $ 1,502               836
                  Foreign tax credits                                      1,301                -
                  Other                                                    1,878               735
                                                                         -------           -------
                    Total noncurrent deferred tax assets                   4,681             1,571
                                                                         -------           -------

                  Depreciation and amortization                            3,457             2,481
                  Other                                                    1,020               569
                                                                         -------           -------
                    Total noncurrent deferred tax liabilities              4,477             3,050
                                                                         -------           -------
                    Net noncurrent deferred tax assets (liabilities)     $   204           $(1,479)
                                                                         -------           -------
                                                                         -------           -------

NOTE 10 - LEASE COMMITMENTS:

          The Company is obligated under various noncancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

          The following is a schedule by year of future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 26, 1999:

                 FISCAL YEAR(S)                                          TOTAL
                 --------------                                        --------
                      2000                                             $ 28,890
                      2001                                               25,934
                      2002                                               18,591
                      2003                                               13,871
                      2004                                                9,164
                      Thereafter                                         11,455
                                                                       --------

                    Total minimum lease payments                       $107,905
                                                                       --------
                                                                       --------

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 10 - LEASE COMMITMENTS: (CONTINUED)


             The following schedule shows the composition of total rental expenses for all operating leases:

                                                                            1999             1998             1997
                                                                          -------          -------          -------
                      Total rental expense                                $32,986          $24,365          $23,617
                              Less sublease rentals                           319              140              324
                                                                          -------          -------          -------
                                                                          $32,667          $24,225          $23,293
                                                                          -------          -------          -------
                                                                          -------          -------          -------

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


NOTE 12 - STOCK OPTION PLANS:

          Long-Term Incentive Plan

          The Company's Amended and Restated 1991 Long-Term Incentive Plan (the "Plan"), which provides for the granting of stock options and the sale of restricted stock to officers and key employees of the Company, has authorized and reserved a total of 2,700,000 shares of common stock for issuance under this Plan. Stock options granted or restricted stock sold under the Plan may be granted or sold at a price and for such terms as determined by the Compensation Committee of the Board of Directors.

          Restricted stock sales are offered to newly elected officers and existing officers, these shares are subject to restrictions on transfer and risk of forfeiture until earned by continued employment. Should employment terminate before ownership vests, shares are repurchased by the Company at the lesser of the price originally paid for the stock or its market value on the date of termination. During the restriction period, holders have the rights of shareholders, including the right to vote and receive dividends, but cannot transfer ownership. Restricted stock is generally being issued at 67% of market value on the date of issuance for newly elected officers and at no cost to existing officers, the stock vests 3 years after the issue date. These restricted stock sales give rise to unearned compensation that is amortized over the vesting period. Through March 26, 1999, 290,863 shares of restricted stock have been issued under the Plan.

                                                   1999                         1998                         1997
                                            ------------------           ------------------           -----------------
             Restricted stock issued              65,891                       23,300                       37,751

             Weighted-average fair                $12.62                       $12.88                       $11.13
               value of restricted stock
               granted during the year

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTION PLANS: (CONTINUED)

          Non-qualified stock options are granted at fair value at the date of grant and generally vest 25% per year commencing on the first anniversary after the grant date. Options expire 10 years after the grant date, and all awards need to be made by May 22, 2005.

                                                     1999                          1998                          1997
                                         -----------------------------  -----------------------------   ----------------------------
                                                        WEIGHTED AVG                   WEIGHTED AVG.                 WEIGHTED AVG.
                                            SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                                         -----------  ----------------  -----------  ----------------  -----------  ----------------
          Outstanding at beginning        1,593,009         $16.08       1,678,856        $16.09        1,517,823        $16.87
                of the year
          Granted                           286,039          12.45           8,000         12.88          276,554         11.24
          Exercised                         (13,373)         11.85          (6,902)        11.78           (2,737)        12.00
          Canceled                          (85,215)         15.90         (86,945)        16.17         (112,784)        14.83
                                         ----------                      ---------                      ----------
          Outstanding at the end
             of the year                  1,780,460         $15.54       1,593,009        $16.08        1,678,856        $16.09
                                          ---------                      ---------                      ---------
                                          ---------                      ---------                      ---------

          Exercisable at year-end         1,255,314         $16.99       1,166,549        $17.69          970,941        $18.58

          Weighted-average fair
             value of options granted
             during the year                                $ 4.89                        $ 5.46                         $ 4.40

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 27.91%, 28.28%, and 27.15%; risk-free interest rates of 5.53%, 6.81%, and 6.24%; expected lives of 6, 6, and 5.6 years and no dividends.

          Directors' Stock Option Plan

          The Company's amended and restated 1995 Stock Option Plan for Non-Employee Directors of the Company (the "Plan") has 100,000 shares of common stock authorized for issuance under the Plan. Shares of common stock awarded under this Plan are non-qualified stock options, are granted at fair value at the date the option is granted, vest and become exercisable in three equal annual installments commencing on the first anniversary after the grant date. Options expire 10 years after the grant date.

                                                     1999                          1998                          1997
                                         -----------------------------  -----------------------------   ----------------------------
                                                        WEIGHTED AVG                   WEIGHTED AVG.                 WEIGHTED AVG.
                                            SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                                         -----------  ----------------  -----------  ----------------  -----------  ----------------
          Outstanding at beginning of
            the year                         40,000        $13.20           23,000         $12.97         15,000          $13.63
          Granted                            10,000         12.63           17,000          13.50          8,000          $11.75
          Exercised                               -             -                -              -              -
                                             ------                         ------                        ------
          Outstanding at the end of
            the year                         50,000        $13.08           40,000         $13.20         23,000          $12.97
                                             ------                         ------                        ------
                                             ------                         ------                        ------

          Exercisable at year-end            25,995        $13.21           12,664         $13.23          4,998          $13.63

          Weighted-average fair value
            of options granted during
            the year                                       $ 4.91                          $ 5.59                         $ 4.90

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: expected

                              DAMES & MOORE GROUP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 12 - STOCK OPTION PLANS: (CONTINUED)

           volatility of 27.82%, 28.51%, and 27.97%; risk-free interest rates of 5.4%, 6.3%, and 6.4%; expected lives of 6 years and no dividends.

          The following table summarizes both stock option plans' information on stock options outstanding at March 26, 1999:

                                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               ----------------------------------------------------       --------------------------------
                                   NUMBER           WEIGHTED AVG.                              NUMBER
                  RANGE OF       OUTSTANDING         REMAINING        WEIGHTED AVG.        EXERCISABLE AT   WEIGHTED AVG.
             EXERCISE PRICES     AT 3/26/99      CONTRACTUAL LIFE    EXERCISE PRICE            3/26/99     EXERCISE PRICE
             ---------------   --------------    ----------------    --------------            -------     --------------
             $11.13 to $13.63       977,755               7.3               $12.01             428,604         $11.88
             $16.65 to $19.50       589,818               4.5                18.96             589,818          18.96
             $20.00 to $21.75       262,887               3.0                20.53             262,887          20.53

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


NOTE 13 - EMPLOYEE RETIREMENT PLANS:

          The Company and its domestic subsidiaries have several defined contribution retirement plans covering substantially all of the Company's U.S. employees with a minimum service requirement. Depending upon the plan, eligible employees can invest up to 15% of their earnings; certain plans will match by an equal amount from the Company generally up to the first 3% to 4.5% of the employee's contribution. Employer matching contributions for fiscal years 1999, 1998, and 1997 were $6,641, $2,930 and $3,315 respectively. Profit-sharing contributions to all plans are currently discretionary. However, prior to January 1, 1997 the largest of the plans had a profit-sharing contribution that was computed in accordance with a formula (set forth in the Plan) to provide for an annual contribution of 6% of pre-tax earnings, as defined. The contributions for 1999, 1998, and 1997 were $218, $1,381 and $1,684 respectively.

          Certain of the Company's foreign subsidiaries have trusteed retirement plans covering substantially all of their employees. These pension plans are not required to report to government agencies pursuant to ERISA and do not otherwise determine the actuarial value of accumulated benefits or net assets available for benefits. The aggregate pension expense for these plans for fiscal years 1999, 1998 and 1997 were $1,711, $1,498, and $1,719 respectively.

          The Company, upon acquiring Radian, assumed certain of Radian's defined benefit pension plans, including several post-retirement benefit plans. These plans cover a select group of Radian employees and former employees who will continue to be eligible to participate in the plans.

          The defined benefit plans include a Supplemental Executive Retirement Plan (SERP) and Salary Continuation Agreement (SCA) which are intended to supplement retirement benefits provided by other benefit plans upon the participant's meeting minimum age and years of service requirements. The plans are unfunded, however, at March 26, 1999, the Company had designated and deposited $6,309 in a trust account for the SERP. Radian also has a post-retirement benefit program that provides certain medical insurance benefits to participants upon meeting minimum

                               DAMES & MOORE GROUP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 13 - EMPLOYEE RETIREMENT PLANS: (CONTINUED)

          age and years of service requirements, this plan is also unfunded.

          The Company recorded an additional minimum liability net of tax of $1,057 at March 26, 1999 as a component of comprehensive income. This amount represents the excess of the accumulated benefit obligations over the fair value of plan assets to the extent possible because the asset recognized may not exceed the amount of unrecognized prior service cost.

          Management's estimate of accumulated benefits for the SERP and SCA as of March 26, 1999 were as follows:

               Actuarial present value of accumulated benefits:

                  Vested                                         $10,464
                  Non-vested                                         857
                                                                 -------
                  Total                                          $11,321
                                                                 -------
                                                                 -------

          The weighted-average discount rate used for the period was 6.75%.

                                                                                          1999
                                                                                        -------
          Change in benefit obligation:
               Benefit obligation at August 1, Acquisition                              $ 9,787
               Service Cost                                                                  57
               Interest cost                                                                451
               Amortization of unrecognized service cost                                     20
                                                                                        -------
                   Net period cost                                                          528
                                                                                        -------
               Actuarial loss                                                             1,814
               Benefit payments                                                            (808)
                                                                                        -------
               Benefit obligation at March 26, 1999                                     $11,321
                                                                                        -------
                                                                                        -------

          The funded status of the plans at March 26, 1999:
               Projected benefit obligation                                             $11,321
               Plan assets available for benefits                                             -
                                                                                        -------
               Deficiency of assets over projected benefit obligations                   11,321

               Unrecognized actuarial loss                                                1,814
               Unrecognized prior service costs                                               -
                                                                                        -------
               Accrued pension liability                                                $ 9,507
                                                                                        -------
                                                                                        -------

          The funded status of the post-retirement program at March 26, 1999 is as follows:

               Accumulated post-retirement benefit obligation ("APBO"):
                   Retirees                                                               $ 200
                   Active plan participants, fully eligible                                 134
                   Active plan participants, not yet fully eligible                         542
                                                                                          -----
               Total APBO                                                                 $ 876

               Unrecognized net loss from past experience different
                   from that assumed and from changes in assumptions                        (79)
                                                                                          -----

               Accrued post-retirement benefits                                           $ 797
                                                                                          -----
                                                                                          -----

          The weighted-average discount rate used in determining the APBO was 6.75% as of December 31, 1998.

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


NOTE 14 - SEGMENT AND RELATED INFORMATION:

          Management has organized the Company by type of services provided. The general engineering and consulting division ("GE&C") provides environmental and specialized engineering services throughout the world to private sector clients and governmental agencies. Construction services division ("CSD") provides program, project and construction management services for public sector projects of all sizes and complexity. The process and chemical engineering division ("P&CE") provides process engineering and design services to the oil and gas, petrochemical, pulp and paper industries, and to the federal government. Transportation service division ("TSD") provides project planning, design and construction-phase engineering services for the transportation and infrastructure projects throughout the United States. Specialty companies ("SC") include other business units which provide services to both private sector clients and government agencies.

          Accounting policies for each of the reportable segments are the same as those described in Note 1, Notes to Consolidated Financial Statements. Management evaluates the performance of its business segments based on earnings from operations before acquisition-related restructuring and other charges.

          The following table shows summarized financial information on the Company's reportable segments. Included in the "Other" column are corporate-related items, results of shared operations, income and expense items from reportable segments not reported to management, and eliminations of inter-segment sales which are not significant.

          1999:                                GE&C         CSD       P&CE       TSD        SC        OTHER       TOTAL
                                            ----------  ---------- ---------  ---------  --------  ---------  -------------
          Net revenues from US Government
             agencies and departments        $  36,967   $ 38,027   $ 34,721   $    275  $  4,838   $      -    $114,828
          Other net revenues                   228,813    139,563     83,958     55,651    16,961       (428)    524,518
          Segment profit (loss)                 40,314     10,352     10,638      5,089       (25)   (14,166)     52,202
          Total assets                         182,080    241,663    115,500     38,114    46,851     10,371     634,579
          Total accounts receivable            125,932    122,117     32,743     25,259     9,732     (2,405)    313,378
          Depreciation and amortization          6,069      6,507      2,482      1,660     1,181        445      18,344


          1998:                                GE&C         CSD       P&CE       TSD        SC        OTHER       TOTAL
                                            ----------  ---------- ---------  ---------  --------  ---------  -------------
          Net revenues from US Government
             agencies and departments        $  35,225   $  6,559   $ 16,377   $    791  $  7,488   $      -   $  66,440
          Other net revenues                   230,601     87,414     36,060     46,476    15,670       (157)    416,064
          Segment profit (loss)                 47,666      5,412      1,759      3,793     1,029    (16,846)     42,813
          Total assets                         162,336    103,291     46,789     31,381    34,857      7,707     386,361
          Total accounts receivable            115,205     48,184     11,878     19,114     8,702       (949)    202,134
          Depreciation and amortization          6,228      2,639      1,675      1,613     1,130        531      13,816


          1997:                                GE&C         CSD       P&CE       TSD        SC        OTHER       TOTAL
                                            ----------  ---------- ---------  ---------  --------  ---------  -------------
          Net revenues from US Government
             agencies and departments        $  41,931   $  3,647   $ 16,284   $  1,321  $      -   $      -   $  63,183
          Other net revenues                   220,253     77,919     36,480     42,937    13,637         (1)    391,225
          Segment profit (loss)                 39,402      2,628      3,960      3,428     1,372    (11,278)     39,512
          Total assets                         145,779     88,147     49,042     29,037    28,425     17,852     358,282
          Total accounts receivable            100,878     34,843     15,427     17,785     7,576       (797)    175,712
          Depreciation and amortization          6,078      2,239      1,560      1,458       869        521      12,725

          The next table provides a reconciliation of segment profit to consolidated earnings before income taxes and extraordinary items.

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

NOTE 14 - SEGMENT AND RELATED INFORMATION: (CONTINUED)

                                                                 MARCH 26,      MARCH 27,        MARCH 28,
                                                                   1999            1998            1997
                                                               ------------     ---------        ---------
             Segment profit (loss)                             $  52,202        $  42,813         $  39,512
             Acquisition-related restructuring & other charges   (28,276)              --            (2,651)
             Investment & other income                             1,231              997             2,014
             Interest expense                                    (18,481)         (10,292)           (7,386)
                                                               ---------        ---------         ---------
             Earnings before income taxes                      $   6,676        $  33,518         $  31,489
                                                               ---------        ---------         ---------
                                                               ---------        ---------         ---------


          The company provides services throughout the world. Services to other countries may be performed within the United States, generally net revenues are classified within the geographic area where the services were performed.

          Selected geographic information is summarized as follows:


                                                    UNITED                OTHER
                                                    STATES              COUNTRIES                TOTAL
                                                   --------             ---------              --------
               Net revenues        1999            $558,511              $ 80,835              $639,346
                                   1998             412,751                69,753               482,504
                                   1997             388,671                65,737               454,408

               Earnings from
                 Operations        1999            $ 21,819              $  2,107              $ 23,926
                                   1998              34,756                 8,057                42,813
                                   1997              34,531                 2,330                36,861

               Identifiable
                 Assets            1999            $553,398              $ 81,181              $634,579
                                   1998             329,256                57,105               386,361
                                   1997             304,847                53,435               358,282


NOTE 15 - EARNINGS PER SHARE (EPS):

          The following is a reconciliation of the weighted average shares outstanding used for computing basic and diluted EPS.

                                                                      1999              1998             1997
                                                                   ----------        ----------       ----------
             Weighted average shares - Basic EPS                   18,237,000        17,890,000       20,287,000

             Dilutive securities:
                   Restricted stock                                    65,000           127,000          124,000
                   Stock options                                       17,000            31,000           35,000
                                                                   ----------        ----------       ----------

             Weighted average shares - Diluted EPS                 18,319,000        18,048,000       20,446,000
                                                                   ----------        ----------       ----------
                                                                   ----------        ----------       ----------


          Stock options to purchase 1,144,000; 941,000; and 965,000 shares of common stock as of March 26, 1999, March 27, 1998 and March 28, 1997, respectively, were outstanding but were not included in the computation of diluted EPS because the stock options' exercise price was greater than the average market price of the common shares.

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

NOTE 16 - STOCK REPURCHASES:

          The Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of its common stock on the open market. During fiscal 1999 the Company reacquired 67,000 shares of its common stock. As of March 26, 1999 the Company had repurchased 1,914,000 shares and reissued 1,132,000 shares. The Company may continue to purchase shares on the open market.

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

          The Rights Agreement was amended on May 5, 1999 excepting from the definition of a change in control of the Company, the contemplated Agreement and Plan of Merger of the Company with URS Corporation and Demeter Acquisition Corporation.


NOTE 18 - ACQUISITION RESTRUCTURING AND OTHER CHARGES:

          During the second quarter of fiscal 1999, the Company took a charge for purchased in-process research and development technology that had not reached technological feasibility of $15,271. Additionally, the Company began consolidation of certain facilities and operations primarily as a result of the Radian acquisition, resulting in a charge of $9,213. This charge consisted of $2,699 for lease termination, $3,635 for severance costs, and $2,879 for unamortized goodwill and other costs related to the closure of certain business units that were operating at a loss and were duplicative of Radian's capabilities. Other charges also included $3,792 for consolidation of certain of the Company's operational activities and other job related costs. Approximately $5,892 remains to be expended at March 26, 1999 to complete the restructuring.

          In fiscal 1997 the Company determined it was necessary to restructure its international operations, and construction and project management subsidiary. Included in the 1997 restructuring cost are employee severance and termination costs, costs associated with office closures, losses on work in progress where there was extensive employee turnover and losses on other current assets, all of which impact the Company's working capital. The remaining balance represents losses on long-term assets.

                               DAMES & MOORE GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

NOTE 19 - SUBSEQUENT EVENTS:

          On May 5, 1999, the Company entered into an agreement and Plan of Merger (the "Merger Agreement") with URS Corporation ("URS") and Demeter Acquisition Corporation, a wholly-owned subsidiary of URS ("the Purchaser").

          The Merger Agreement provides that Purchaser will make a tender offer to purchase 100% of the outstanding common stock of the Company. Shares validly tendered shall be entitled to receive $16.00 in cash. After the tender offer is complete, subject to approval of a majority of the stockholders of the Company, Purchaser will be merged with and into the Company, with the Company as the surviving corporation in the merger, and each outstanding share of Common Stock, other than shares owned directly or indirectly by URS, Purchaser or the Company will be converted into the right to receive $16.00 in cash.

          Consummation of the Tender Offer and the merger is subject to certain conditions as specified in the Merger Agreement.

                               DAMES & MOORE GROUP

                       SUPPLEMENTARY FINANCIAL INFORMATION
-------------------------------------------------------------------------------

               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                FIRST        SECOND        THIRD        FOURTH
               1999:                                            QUARTER      QUARTER       QUARTER      QUARTER
                                                               --------     --------      --------     --------
               Gross revenues                                  $189,150     $263,606      $287,434     $289,777
               Net revenues                                     128,804      152,987       172,298      185,257
               Earnings (loss) from operations                   11,063      (14,521)       14,089       13,295
               Net earnings (loss)                                4,687      (15,139)        5,291        4,858
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------
               Earnings (loss) per share - Basic               $   0.26     $  (0.83)     $   0.29     $   0.27
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------
               Earnings (loss) per share - Diluted             $   0.26     $  (0.83)     $   0.29     $   0.27
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------

               Weighted average number of shares - Basic         18,262       18,252        18,218       18,215
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------
               Weighted average number of shares - Diluted       18,336       18,252        18,299       18,291
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------

               1998:

               Gross revenues                                  $171,771     $176,214      $174,974     $180,943
               Net revenues                                     119,785      123,254       118,725      120,740
               Earnings from operations                          10,556       10,913        11,244       10,100
               Net earnings                                       4,685        5,151         5,153        4,341
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------


               Earnings per share - Basic                      $   0.26     $   0.29      $   0.29     $   0.24
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------


               Earnings per share - Diluted                    $   0.26     $   0.28      $   0.29     $   0.24
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------
               Weighted average number of shares - Basic         17,890       17,884        18,873       17,914
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------

               Weighted average number of shares - Diluted       18,041       18,047        18,031       18,074
                                                               --------     --------      --------     --------
                                                               --------     --------      --------     --------


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

  *  Information regarding the Executive Officers of the Company is included in
     Part I of this Annual Report on Form 10-K. For other information called for by Items 10-13, reference is made to the Company's Information Statement Pursuant to Section 14(f), which is a part of the Company's Schedule 14D-9 filing, which was filed with the Securities and Exchange Commission on May 11, 1999, and which is incorporated herein by reference, except that the information included under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.

                                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial statements and financial statement schedules that are filed as part of this Annual Report on Form 10-K are listed in Item 8 hereof.

               (b)      REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on May 7, 1999 reporting under
Item 5, an Agreement and Plan of Merger of the Company, URS Corporation, and Demeter Acquisition Corporation. No financial statements were filed.

               (c)      EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein:


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
    2.1        Equity Purchase Agreement by and among Dow Environmental Inc.,
               TCM Technologies, Inc. and Radian Acquisition Corporation dated as of June 23, 1998 (incorporated herein by reference to Exhibit
               10.2 of the Company's Quarterly Report on Form 10-Q [File No.
               1-11075], for the quarter ended June 26, 1998).

    2.2        Agreement and Plan of Merger among Dames & Moore Group, URS
               Corporation and Demeter Acquisition Corporation dated as of May
               5, 1999 (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K [File No. 1-11075] filed on
               May 7, 1999).

    3.1        Restated Certificate of Incorporation of Dames & Moore Group as
               Amended (incorporated herein by reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended September 26, 1997).

    3.2 Restated Bylaws of Dames & Moore Group (incorporated herein by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q [File No. 1-11075], for the quarter ended September 26,
               1997).

    4.1        Rights Agreement, dated as of March 28, 1997 between Dames &
               Moore, Inc. and ChaseMellon Shareholder Services LLC, which includes the form of Certificate of Designations of Series A
               Junior Participating Preferred Stock of Dames & Moore, Inc. as
               Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Share Purchase Rights Plans as Exhibit C.
               (Incorporated by reference to Exhibit 4.1 to the Company's
               Current Report on Form 8-K filed with the Securities and Exchange
               Commission on March 24, 1997 [Commission File No. 1-11075]).

    4.2 Amended and Restated Credit Agreement among Dames & Moore Group, as Borrower, The Several Lenders from Time to Time Parties Hereto and Canadian Imperial Bank of Commerce, as Administrative Agent, dated as of October 22, 1998. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10Q [File
               No. 1-11075], for the quarter ended December 25, 1998).

    4.3        Amendment to Rights Agreement dated as of May 5, 1999 between
               Dames & Moore Group and ChaseMellon Shareholder Services.

  *10.1        Trust Agreement for the Deferred Compensation Plan dated December
               4, 1993 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q [File No. 1-11075] for the quarter ended December 24, 1993).


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  *10.2        Dames & Moore, Inc. Amended and Restated 1991 Long-Term
               Incentive Plan (incorporated herein by reference to Exhibit
               10.1 of the Company's Quarterly Report on Form 10-Q [File No.
               1-11075] for the quarter ended June 26, 1998).

  *10.3        Dames & Moore, Inc. 1995 Stock Option Plan for Non-Employee
               Directors (incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

  *10.4        Employment Agreement dated April 1, 1997 between Dames & Moore,
               Inc. and Arthur C. Darrow (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K [File
               No. 1-11075] for the year ended March 28, 1997).

  *10.5 Agreement Regarding Severance Payments dated April 1, 1997, by and between Dames & Moore, Inc. and Mark A. Snell
               (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

   10.6        Senior Loan Agreement between DMB/Remediation LLC as Borrower and
               PPA Funding Corp., as Senior Lender dated March 11, 1997
               (incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 28, 1997).

   10.7        Greenfields Funding Corp. and DMB/Remediation LLC Subordinated
               Loan Agreement dated March 11, 1997 (incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form
               10-K [File No. 1-11075] for the year ended March 28, 1997).

   10.8        Revised Exhibit "D" Waterfall to Greenfields Funding Corp. and
               DMB/Remediation LLC Subordinated Loan Agreement (incorporated herein by reference to Exhibit 10.12 of the Company's Annual
               Report on Form 10-K [File No. 1-11075] for the year ended March
               27, 1998).

  *10.9        Dames & Moore Group Deferred Compensation Plan effective May 2,
               1998 (incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K [File No. 1-11075] for the year ended March 27, 1998).

  *10.10       Amendment to the Deferred Compensation Plan dated May 1, 1999.

   21.1        List of Subsidiaries of the Company.

   23.1        Consent of KPMG LLP, independent certified public accountants.

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

Exhibits filed herewith or incorporated by reference herein will be furnished to shareholders of the Company upon written request and for a fee of $.20 per page, payable in advance. This fee covers only the Company's reasonable expenses in furnishing such exhibits. Written requests should be addressed to:

                                            Dames & Moore Group
                                            Investor Relations Department
                                            911 Wilshire Boulevard, Suite 700
                                            Los Angeles, California  90017

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DAMES & MOORE GROUP

  Date:  June 2, 1999                       By       ARTHUR C. DARROW
                                                 -----------------------------
                                                 Arthur C. Darrow
                                                 President,
                                                 Chief Executive Officer and
                                                 Chairman of the Board


  Date:  June 2, 1999                       By        MARK A. SNELL
                                                 -----------------------------
                                                 Mark A. Snell
                                                 Executive Vice President and
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 2, 1999.



                                            By        ARTHUR C. DARROW
                                                 -----------------------------
                                                 Arthur C. Darrow
                                                 Director
                                                 President,
                                                 Chief Executive Officer and
                                                 Chairman of the Board
                                                 (Principal Executive Officer)



                                            By        MARK A. SNELL
                                                 -----------------------------
                                                 Mark A. Snell
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



                                            By        LESLIE S. PUGET
                                                 -----------------------------
                                                 Leslie S. Puget
                                                 Corporate Controller
                                                 (Principal Accounting Officer)

                                            By        GEORGE D. LEAL
                                                 -----------------------------
                                                 George D. Leal, Director



                                            By        HARALD PEIPERS
                                                 -----------------------------
                                                 Harald Peipers, Director



                                            By        MICHAEL R. PEEVEY
                                                 -----------------------------
                                                 Michael R. Peevey, Director



                                            By        URSULA BURNS
                                                 -----------------------------
                                                 Ursula Burns, Director



                                            By        ROBERT F. CLARKE
                                                 -----------------------------
                                                 Robert F. Clarke, Director



                                            By        GARY R. KRIEGER
                                                 -----------------------------
                                                 Gary R. Krieger, Director



                                            By        A. EWAN MACDONALD
                                                 -----------------------------
                                                 A. Ewan Macdonald, Director



                                            By        ARTHUR E. WILLIAMS
                                                 -----------------------------
                                                 Arthur E. Williams, Director

                                 DAMES & MOORE GROUP

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)
          FISCAL YEARS ENDED MARCH 26, 1999, MARCH 27, 1998 AND MARCH 28, 1997

                                                                       ADDITIONS
                                                             ----------------------------
                                            BALANCE AT       CHARGED TO        CHARGED TO                     BALANCE AT
                                             BEGINNING        COSTS AND           OTHER                         END OF
             DESCRIPTION                      OF YEAR         EXPENSES         ACCOUNTS       DEDUCTIONS        YEAR
             -----------                    ----------       ----------        ----------      ----------     ----------
  YEAR ENDED MARCH 26, 1999

    Allowance for doubtful accounts           $3,408           $1,456           $5,210(1)        $(548)         $9,526
                                              ------           ------           --------         -----          ------
                                              ------           ------           --------         -----          ------


  YEAR ENDED MARCH 27, 1998

    Allowance for doubtful accounts           $3,001           $  915           $    --          $(508)         $3,408
                                              ------           ------           --------         -----          ------
                                              ------           ------           --------         -----          ------


  YEAR ENDED MARCH 28, 1997

    Allowance for doubtful accounts           $1,886           $1,208           $  465(1)        $(558)         $3,001
                                              ------           ------           --------         -----          ------
                                              ------           ------           --------         -----          ------




  (1) Amount recorded on books of acquired entities at date of acquisition.